Form 10-Q
period 2025-06-30
OIL STATES INTERNATIONAL, INC
filed 2025-07-31
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of July 25, 2025, the number of shares of common stock outstanding was 60,592,651.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Products	$107,342	$108,579	$207,893	$202,908
Services	58,064	77,804	117,451	150,737
	165,406	186,383	325,344	353,645

Costs and expenses:
Product costs	83,936	82,503	164,265	157,640
Service costs	41,404	59,530	83,752	116,344
Cost of revenues (exclusive of depreciation and amortization expense presented below)	125,340	142,033	248,017	273,984
Selling, general and administrative expense	22,981	26,373	45,511	48,869
Depreciation and amortization expense	11,898	14,698	23,923	28,893
Impairment of goodwill	—	—	—	10,000
Impairments of operating lease assets	1,358	—	1,358	—
Other operating (income) expense, net	(1,448)	1,234	(4,381)	1,031
	160,129	184,338	314,428	362,777
Operating income (loss)	5,277	2,045	10,916	(9,132)

Interest expense, net	(1,692)	(2,061)	(3,270)	(4,162)
Other income, net	636	652	774	580
Income (loss) before income taxes	4,221	636	8,420	(12,714)
Income tax benefit (provision)	(1,410)	665	(2,451)	641
Net income (loss)	$2,811	$1,301	$5,969	$(12,073)

Net income (loss) per share:
Basic	$0.05	$0.02	$0.10	$(0.19)
Diluted	0.05	0.02	0.10	(0.19)

Weighted average number of common shares outstanding:
Basic	59,154	62,483	59,661	62,493
Diluted	59,154	62,704	59,661	62,493
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$2,811	$1,301	$5,969	$(12,073)

Other comprehensive income (loss):
Currency translation adjustments	9,092	(3,151)	14,631	(6,178)
Comprehensive income (loss)	$11,903	$(1,850)	$20,600	$(18,251)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$53,858	$65,363
Accounts receivable, net	196,706	194,336
Inventories, net	216,430	214,836
Prepaid expenses and other current assets	20,660	23,691
Total current assets	487,654	498,226

Property, plant, and equipment, net	273,674	266,871
Operating lease assets, net	17,799	19,537
Goodwill, net	70,751	69,709
Other intangible assets, net	118,714	125,862
Other noncurrent assets	25,153	24,903
Total assets	$993,745	$1,005,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$108,813	$633
Accounts payable	57,579	57,708
Accrued liabilities	35,351	36,861
Current operating lease liabilities	7,689	7,284
Income taxes payable	712	2,818
Deferred revenue	50,307	52,399
Total current liabilities	260,451	157,703

Long-term debt	1,916	124,654
Long-term operating lease liabilities	15,772	17,989
Deferred income taxes	6,534	5,350
Other noncurrent liabilities	18,434	18,758
Total liabilities	303,107	324,454

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 80,623,166 shares and 78,605,848 shares issued, respectively	806	786
Additional paid-in capital	1,141,788	1,137,949
Retained earnings	279,629	273,660
Accumulated other comprehensive loss	(64,901)	(79,532)
Treasury stock, at cost, 20,013,495 and 17,112,853 shares, respectively	(666,684)	(652,209)
Total stockholders’ equity	690,638	680,654
Total liabilities and stockholders’ equity	$993,745	$1,005,108
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

Three Months Ended June 30, 2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, March 31, 2025	$805	$1,139,768	$276,818	$(73,993)	$(659,987)	$683,411
Net income	—	—	2,811	—	—	2,811
Currency translation adjustments (excluding intercompany advances)	—	—	—	7,205	—	7,205
Currency translation adjustments on intercompany advances	—	—	—	1,887	—	1,887
Stock-based compensation expense	1	2,020	—	—	—	2,021
Surrender of stock to settle taxes on stock awards	—	—	—	—	—	—
Stock repurchases	—	—	—	—	(6,697)	(6,697)
Balance, June 30, 2025	$806	$1,141,788	$279,629	$(64,901)	$(666,684)	$690,638

Six Months Ended June 30, 2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2024	$786	$1,137,949	$273,660	$(79,532)	$(652,209)	$680,654
Net income	—	—	5,969	—	—	5,969
Currency translation adjustments (excluding intercompany advances)	—	—	—	10,541	—	10,541
Currency translation adjustments on intercompany advances	—	—	—	4,090	—	4,090
Stock-based compensation expense	20	3,839	—	—	—	3,859
Surrender of stock to settle taxes on stock awards	—	—	—	—	(2,432)	(2,432)
Stock repurchases	—	—	—	—	(12,043)	(12,043)
Balance, June 30, 2025	$806	$1,141,788	$279,629	$(64,901)	$(666,684)	$690,638
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$5,969	$(12,073)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	23,923	28,893
Impairment of goodwill	—	10,000
Impairments of operating lease assets	1,358	—
Stock-based compensation expense	3,859	4,056
Amortization of deferred financing costs	660	841
Deferred income tax provision (benefit)	669	(2,299)
Gains on disposals of assets	(4,282)	(1,355)
Gains on extinguishment of convertible senior notes	(381)	(515)
Other, net	(1,423)	(379)
Changes in operating assets and liabilities, net of effect from acquired business:
Accounts receivable	2,601	(2,335)
Inventories	1,348	(16,436)
Accounts payable and accrued liabilities	(1,014)	(9,504)
Deferred revenue	(2,092)	(2,353)
Other operating assets and liabilities, net	(6,905)	2,341
Net cash flows provided by (used in) operating activities	24,290	(1,118)

Cash flows from investing activities:
Capital expenditures	(19,480)	(15,881)
Proceeds from disposition of property and equipment	4,217	2,472
Proceeds from disposition of assets held for sale	8,409	10,279
Other, net	(62)	(68)
Net cash flows used in investing activities	(6,916)	(3,198)

Cash flows from financing activities:
Revolving credit facility borrowings	204	22,619
Revolving credit facility repayments	(204)	(22,619)
Purchases of 4.75% convertible senior notes	(14,284)	(10,846)
Other debt and finance lease repayments	(344)	(318)
Payment of financing costs	(7)	(1,111)
Purchases of treasury stock	(12,043)	(2,374)
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(2,432)	(2,587)
Net cash flows used in financing activities	(29,110)	(17,236)

Effect of exchange rate changes on cash and cash equivalents	231	(371)
Net change in cash and cash equivalents	(11,505)	(21,923)
Cash and cash equivalents, beginning of period	65,363	47,111
Cash and cash equivalents, end of period	$53,858	$25,188

Cash paid for:
Interest	$3,628	$3,899
Income taxes, net	3,660	1,346
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
2.    Asset Impairments and Other Charges and Credits
Management has implemented certain cost reduction actions including: the consolidation, relocation and exit of certain operating locations; the exit of certain service offerings; reductions in the Company’s workforce in the United States; and the realignment in 2024 of operations within two of the Company’s reportable segments. The Company also incurred legal costs associated with patent defense and purchased a portion of its outstanding 4.75% convertible senior notes (the “2026 Notes”) at a discount. As a result of these events, actions and assessments, the Company recorded the following charges and credits during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Offshore Manufactured Products	Completion and Production Services	Downhole Technologies	Corporate	Total
Three Months Ended June 30, 2025
Impairment of operating lease assets	$—	$403	$955	$—	$1,358
Facility exit charges	273	1,776	252	—	2,301
Gains on extinguishment of debt	—	—	—	(381)	(381)
Pre-tax totals	$273	$2,179	$1,207	$(381)	3,278
Income tax benefit					688
After-tax total					$2,590

Six Months Ended June 30, 2025
Impairment of operating lease assets	$—	$403	$955	$—	$1,358
Facility exit charges	273	2,706	252	—	3,231
Gains on extinguishment of debt	—	—	—	(381)	(381)
Pre-tax totals	$273	$3,109	$1,207	$(381)	4,208
Income tax benefit					884
After-tax total					$3,324

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Offshore Manufactured Products	Completion and Production Services	Downhole Technologies	Corporate	Total
Three Months Ended June 30, 2024
Impairment of goodwill	$—	$—	$—	$—	$—
Facility consolidation and other charges	1,547	1,916	—	—	3,463
Patent defense costs	—	963	—	—	963
Gains on extinguishment of debt	—	—	—	(515)	(515)
Pre-tax totals	$1,547	$2,879	$—	$(515)	3,911
Income tax benefit					821
After-tax total					$3,090

Six Months Ended June 30, 2024
Impairment of goodwill	$—	$—	$10,000	$—	$10,000
Facility consolidation and other charges	3,010	2,601	—	—	5,611
Patent defense costs	—	1,324	—	—	1,324
Gains on extinguishment of debt	—	—	—	(515)	(515)
Pre-tax totals	$3,010	3,925	10,000	$(515)	16,420
Income tax benefit					1,829
After-tax total					$14,591
Goodwill
The Company’s remaining goodwill exists in the Offshore Manufactured Products segment, totaling $70.8 million and $69.7 million, respectively, as of June 30, 2025 and December 31, 2024.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of June 30, 2025 and December 31, 2024 is presented below (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable, net:
Trade	$116,960	$128,167
Unbilled revenue	17,467	22,242
Contract assets	58,027	40,101
Other	7,252	6,440
Total accounts receivable	199,706	196,950
Allowance for doubtful accounts	(3,000)	(2,614)
	$196,706	$194,336

Allowance for doubtful accounts as a percentage of total accounts receivable	2%	1%

	June 30, 2025	December 31, 2024
Deferred revenue (contract liabilities)	$50,307	$52,399
As of June 30, 2025, accounts receivable, net in the United States and the United Kingdom represented 58% and 20%, respectively, of the total. No other country or single customer accounted for more than 10% of the Company’s total accounts receivable as of June 30, 2025.
For the six months ended June 30, 2025, the $17.9 million net increase in contract assets was primarily attributable to $38.3 million in revenue recognized during the period, which was partially offset by $20.4 million transferred to accounts receivable. Deferred revenue (contract liabilities) decreased by $2.1 million in the first six months of 2025, primarily reflecting the recognition of $23.7 million of revenue that was deferred at the beginning of the period, partially offset by $20.2 million in new customer billings which were not recognized as revenue during the period.
The following provides a summary of activity in the allowance for doubtful accounts for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Allowance for doubtful accounts – January 1	$2,614	$4,497
Provisions	99	135
Write-offs	(42)	(655)
Other	329	(9)
Allowance for doubtful accounts – June 30	$3,000	$3,968

	June 30, 2025	December 31, 2024
Inventories, net:
Finished goods and purchased products	$111,022	$110,850
Work in process	36,342	34,539
Raw materials	106,765	108,421
Total inventories	254,129	253,810
Allowance for excess or obsolete inventory	(37,699)	(38,974)
	$216,430	$214,836

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	June 30, 2025	December 31, 2024
Property, plant and equipment, net:
Property, plant and equipment	$754,482	$734,548
Accumulated depreciation	(480,808)	(467,677)
	$273,674	$266,871
For the three months ended June 30, 2025 and 2024, depreciation expense was $8.1 million and $10.4 million, respectively. Depreciation expense was $16.4 million and $20.3 million, respectively, for the six months ended June 30, 2025 and 2024.

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$123,132	$59,303	$63,829	$122,859	$55,534	$67,325
Patents/Technology/Know-how	70,437	42,315	28,122	70,206	39,699	30,507
Tradenames and other	47,758	20,995	26,763	47,729	19,699	28,030
	$241,327	$122,613	$118,714	$240,794	$114,932	$125,862
For the three months ended June 30, 2025 and 2024, amortization expense was $3.8 million and $4.3 million, respectively. Amortization expense was $7.6 million and $8.5 million for the six months ended June 30, 2025 and 2024, respectively.

	June 30, 2025	December 31, 2024
Other noncurrent assets:
Deferred compensation plan	$18,076	$18,245
Deferred financing costs	1,350	1,619
Deferred income taxes	2,264	1,964
Other	3,463	3,075
	$25,153	$24,903

	June 30, 2025	December 31, 2024
Accrued liabilities:
Accrued compensation	$17,138	$22,350
Accrued taxes, other than income taxes	3,315	1,234
Insurance liabilities	3,303	3,383
Accrued interest	1,376	1,555
Accrued commissions	3,191	3,237
Other	7,028	5,102
	$35,351	$36,861

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.    Long-term Debt
As of June 30, 2025 and December 31, 2024, long-term debt consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Revolving credit facility(1)	$—	$—
2026 Notes(2)	108,222	122,505
Other debt and finance lease obligations	2,507	2,782
Total debt	110,729	125,287
Less: Current portion	(108,813)	(633)
Total long-term debt	$1,916	$124,654
____________________
(1)Unamortized deferred financing costs of $1.4 million and $1.6 million as of June 30, 2025 and December 31, 2024, respectively, are presented in other noncurrent assets.
(2)The outstanding principal amount of the 2026 Notes was $108.8 million as of June 30, 2025 and $123.5 million as of December 31, 2024.
Revolving Credit Facility
Through July 27, 2025
The Company has a senior secured credit facility, which provides for an asset-based revolving credit facility (the “ABL Facility”), under which credit availability is subject to a borrowing base calculation.
The ABL Facility is governed by a credit agreement, with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto (as amended, the “ABL Agreement”). The ABL Facility matures on February 16, 2028, with a springing maturity 91 days prior to the stated maturity of any outstanding indebtedness with an outstanding principal balance equal to or greater than $17.5 million.
The ABL Agreement provides funding based on a borrowing base calculation that includes eligible U.S. customer accounts receivable and inventory and, prior to July 28, 2025, provided for aggregate lender commitments of $125.0 million, including a $50.0 million sub-limit for the issuance of letters of credit. Borrowings under the ABL Agreement are secured by a pledge of substantially all of the Company’s domestic assets (other than real property) and the stock of certain foreign subsidiaries.
Borrowings under the ABL Agreement bear interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) (subject to a floor rate of 0%) plus, prior to July 28, 2025, a margin of 2.75% to 3.25%, or at a base rate plus a margin of 1.75% to 2.25%, in each case based on average borrowing availability. Monthly, the Company must also pay a commitment fee of either 0.375% or 0.50% per annum, based on average unused commitments under the ABL Agreement.
The ABL Agreement places restrictions on the Company’s ability to incur additional indebtedness, grant liens on assets, pay dividends or make distributions on equity interests, dispose of assets, make investments, repay other indebtedness (including the 2026 Notes discussed below), engage in mergers, and other matters, in each case, subject to certain exceptions. The ABL Agreement contains customary default provisions, which, if triggered, could result in acceleration of repayment of all amounts then outstanding. The ABL Agreement also requires the Company to satisfy and maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 (i) in the event that availability under the ABL Agreement is less than the greater of (a) 15% of the “line cap” (which is the lesser of the maximum revolver amount and the borrowing base) and prior to July 28, 2025, (b) approximately $14.1 million; (ii) to complete certain specified transactions; or (iii) if an event of default has occurred and is continuing.
As of June 30, 2025, the Company had no borrowings outstanding under the ABL Agreement and $17.1 million of outstanding letters of credit. The total amount available to be drawn as of June 30, 2025 was $59.3 million, calculated based on the then-current borrowing base less outstanding borrowings, if any, and letters of credit. As of June 30, 2025, the Company was in compliance with its debt covenants under the ABL Agreement.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Effective July 28, 2025
On July 28, 2025, the ABL Agreement was amended to increase advance rates, lower interest charges and plan for the retirement of all 2026 Notes that remain outstanding at maturity in April of 2026. The following provides a summary of the more significant modifications to the ABL Agreement:

	Through July 27, 2025	Effective July 28, 2025
Lender commitments	$125.0 million	$100.0 million
Maturity	Earlier of (i) February 16, 2028 and (ii) 91 days prior to the stated maturity of any outstanding indebtedness with an outstanding principal balance equal to or greater than $17.5 million
Earlier of (i) February 16, 2028 and (ii) 91 days prior to the stated maturity of any outstanding indebtedness with an outstanding principal balance equal or greater than $17.5 million, unless as of such date such indebtedness has been refinanced, defeased or adequately reserved for (either against the borrowing base or the maximum revolver amount) or escrowed or cash collateralized in a deposit account.

Interest rate on outstanding borrowings:
SOFR based borrowings	SOFR plus a margin of 2.75% to 3.25%	SOFR plus a margin of 2.25% to 2.75%
Base-rate borrowings	Base rate plus a margin of 1.75% to 2.25%	Base rate plus a margin of 1.25% to 1.75%
Letter of credit sublimit	$50.0 million	$25.0 million
Maintenance covenant:
Fixed charge coverage ratio of not less than 1.0 to 1.0	(i) in the event that availability under the ABL Agreement is less than the greater of (a) 15% of the line cap and (b) approximately $14.1 million	(i) in the event that availability under the ABL Agreement is less than the greater of (a) 15% of the line cap and (b) approximately $11.3 million
2026 Notes
The Company issued $135.0 million aggregate principal amount of its 4.75% convertible senior notes due 2026 pursuant to an indenture, dated as of March 19, 2021 (the “2026 Indenture”), between the Company and Computershare Trust Company, National Association, as successor trustee.
The following table provides a summary of the Company's purchases of outstanding 2026 Notes during the three and six months ended June 30, 2025 and 2024, with non-cash gains reported within other income, net (in thousands):

	Principal Amount	Carrying Value of Liability	Cash Paid	Non-cash Pre-tax Gains Recognized
Three and Six Months Ended June 30, 2025	$14,750	$14,665	$14,284	$381
Three and Six Months Ended June 30, 2024	11,500	11,361	10,846	515
The outstanding 2026 Notes bear interest at a rate of 4.75% per year and will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. Additional interest and special interest may accrue on the 2026 Notes under certain circumstances as described in the 2026 Indenture. The initial conversion rate is 95.3516 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes (equivalent to an initial conversion price of $10.49 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2026 Indenture. The Company’s intent is to repay the principal amount of the 2026 Notes in cash and settle the conversion feature (if any) in shares of the Company’s common stock. As of June 30, 2025, none of the conditions allowing holders of the 2026 Notes to convert, or requiring the Company to repurchase the 2026 Notes, had been met.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.    Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2026 Notes, on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the 2026 Notes as of June 30, 2025 was $107.9 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $108.8 million.
6.    Stockholders’ Equity
Common and Preferred Stock
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first six months of 2025 (in thousands):

Shares of common stock outstanding – December 31, 2024	61,493
Restricted stock awards, net of forfeitures	2,017
Shares withheld for taxes on vesting of stock awards	(457)
Purchases of treasury stock	(2,443)
Shares of common stock outstanding – June 30, 2025	60,610
As of June 30, 2025 and December 31, 2024, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
In October 2024, the Company’s Board of Directors terminated the Company’s existing common stock repurchase program and replaced it with a new $50.0 million authorization for the repurchase of the Company’s common stock, par value $0.01 per share, through October 2026. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.
During the six months ended June 30, 2025, the Company purchased 2.4 million shares of common stock under the program at a total cost of $12.0 million. The amount remaining under the Company’s share repurchase authorization as of June 30, 2025 was $29.3 million.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of the Company’s operating segments. Accumulated other comprehensive loss decreased from $79.5 million at December 31, 2024 to $64.9 million at June 30, 2025. For the three and six months ended June 30, 2025 and 2024, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil.
During the six months ended June 30, 2025, the exchange rates for the British pound and the Brazilian real strengthened by 9% and 13%, respectively, compared to the U.S. dollar, contributing to other comprehensive income of $14.6 million. During the six months ended June 30, 2024, the exchange rates for the British pound and the Brazilian real weakened by 1% and 12%, respectively, compared to the U.S. dollar, contributing to other comprehensive loss of $6.2 million.
7.    Income Taxes
Income tax benefit (provision) for the three and six months ended June 30, 2025 and 2024 was calculated using a discrete approach. This methodology was used because changes in the Company’s results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate.
For the three months ended June 30, 2025, the Company’s income tax expense was $1.4 million, which included adjustments to valuation allowances recorded against deferred tax assets, certain discrete tax items and other non-deductible expenses, on pre-tax income of $4.2 million. This compares to an income tax benefit of $0.7 million, which included adjustments to valuation allowances recorded against deferred tax assets and certain non-deductible expenses, on pre-tax income of $0.6 million for the three months ended June 30, 2024.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
For the six months ended June 30, 2025, the Company’s income tax expense was $2.5 million, which included the impact of certain discrete tax items and other non-deductible expenses, on pre-tax income of $8.4 million. This compares to an income tax benefit of $0.6 million, which included the impact of a goodwill impairment charge, other non-deductible expenses and adjustments to valuation allowances recorded against deferred tax assets, on a pre-tax loss of $12.7 million for the six months ended June 30, 2024.
On July 4, 2025, the United States enacted tax reform legislation which resulted in changes to U.S. tax and related law, including certain key federal income tax provisions applicable to multinational companies such as Oil States. These include, among others: the reinstatement of 100% bonus depreciation election for investments in qualifying property; the immediate deduction of domestic research and development expenditures; and manufacturing tax incentives related to goods sold outside the United States. While the Company continues to evaluate these new laws and regulations, it does not expect they will have a material impact on its consolidated financial position or results of operations.
8.    Net Income (Loss) Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerators:
Net income (loss)	$2,811	$1,301	$5,969	$(12,073)
Less: Income attributable to unvested restricted stock awards	(103)	(31)	(218)	—
Numerator for basic net income (loss) per share	2,708	1,270	5,751	(12,073)
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—	—
Numerator for diluted net income (loss) per share	$2,708	$1,270	$5,751	$(12,073)

Denominators:
Weighted average number of common shares outstanding	61,408	64,025	61,729	63,954
Less: Weighted average number of unvested restricted stock awards outstanding	(2,254)	(1,542)	(2,068)	(1,461)
Denominator for basic net income (loss) per share	59,154	62,483	59,661	62,493
Effect of dilutive securities:
Performance share units	—	221	—	—
Denominator for diluted net income (loss) per share	59,154	62,704	59,661	62,493

Net income (loss) per share:
Basic	$0.05	$0.02	$0.10	$(0.19)
Diluted	0.05	0.02	0.10	(0.19)
Shares issuable upon conversion of the Company’s 2026 Notes were excluded from each period due to, among other factors, the Company’s share price.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.    Long-Term Incentive Compensation
The following table presents a summary of activity for service-based restricted stock and stock unit awards, and performance-based stock unit awards for the six months ended June 30, 2025 (in thousands):

	Service-based Restricted Stock	Performance- and Service-based Stock Units
Outstanding – December 31, 2024	1,513	1,033
Granted	1,568	297
Vested and distributed	(803)	(467)
Forfeited	(18)	—
Outstanding – June 30, 2025	2,260	863
Weighted average grant date fair value (2025 awards)	$5.31	$5.31
The restricted stock program consists of a combination of service-based restricted stock and stock units, as well as performance-based stock units. Service-based restricted stock awards vest on a straight-line basis over a term of three years. Service-based stock unit awards (180 thousand outstanding as of June 30, 2025) vest over one year, with the underlying shares issued at a specified future date. Performance-based stock unit awards vest at the end of a three-year period, with the number of shares ultimately issued under the program dependent upon achievement of predefined specific performance objectives based on the Company’s cumulative EBITDA over a three-year period.
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
Stock-based compensation expense recognized during the three and six months ended June 30, 2025 totaled $2.0 million and $3.9 million, respectively. Stock-based compensation expense recognized during the three and six months ended June 30, 2024 totaled $2.3 million and $4.1 million, respectively. As of June 30, 2025, there was $12.9 million of pre-tax compensation costs related to service-based and performance-based stock awards, which will be recognized in future periods as vesting conditions are satisfied.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.    Segments and Related Information
The Company operates through three operating segments: Offshore Manufactured Products, Completion and Production Services and Downhole Technologies. Financial information by operating segment as of and for the three and six months ended June 30, 2025 and 2024 is summarized in the following tables (in thousands).

	Three Months Ended June 30, 2025
	Offshore Manufactured Products(1)	Completion and Production Services(2)	Downhole Technologies(3)	Corporate	Total
Revenues	$106,586	$29,424	$29,396	$—	$165,406

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	75,304	23,593	26,443	—	125,340
Selling, general and administrative expense	9,475	2,017	1,999	9,490	22,981
Depreciation and amortization expense	3,703	4,083	4,005	107	11,898
Impairments of operating lease assets	—	403	955	—	1,358
Other operating (income) loss, net	1,115	(2,549)	(14)	—	(1,448)
	89,597	27,547	33,388	9,597	160,129
Operating income (loss)	$16,989	$1,877	$(3,992)	$(9,597)	$5,277

Capital expenditures	$8,003	$1,825	$428	$66	$10,322
________________
(1)Operating income included charges of $0.3 million primarily associated with the consolidation and relocation of certain manufacturing and service locations.
(2)Operating income included $2.2 million of facility exit and other charges.
(3)Operating loss included $1.2 million in costs associated primarily with the exit of a leased facility.

	Six Months Ended June 30, 2025
	Offshore Manufactured Products(1)	Completion and Production Services(2)	Downhole Technologies(3)	Corporate	Total
Revenues	$199,182	$63,943	$62,219	$—	$325,344

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	142,219	50,498	55,300	—	248,017
Selling, general and administrative expense	18,110	4,013	3,998	19,390	45,511
Depreciation and amortization expense	7,311	8,355	8,034	223	23,923
Impairments of operating lease assets	—	403	955	—	1,358
Other operating (income) loss, net	277	(4,706)	48	—	(4,381)
	167,917	58,563	68,335	19,613	314,428
Operating income (loss)	$31,265	$5,380	$(6,116)	$(19,613)	$10,916

Capital expenditures	$12,826	$5,350	$1,219	$85	$19,480
Total assets (as of June 30, 2025)	$532,179	$134,031	$262,758	$64,777	$993,745
________________
(1)Operating income included charges of $0.3 million primarily associated with the consolidation and relocation of certain manufacturing and service locations.
(2)Operating income included $3.1 million of facility exit and other charges.
(3)Operating loss included $1.2 million in costs associated primarily with the exit of a leased facility.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended June 30, 2024
	Offshore Manufactured Products(1)	Completion and Production Services(2)	Downhole Technologies	Corporate	Total
Revenues	$101,556	$46,421	$38,406	$—	$186,383

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	71,236	37,895	32,902	—	142,033
Selling, general and administrative expense	10,400	3,083	2,403	10,487	26,373
Depreciation and amortization expense	4,247	6,047	4,255	149	14,698
Impairment of goodwill	—	—	—	—	—
Other operating (income) loss, net	1,316	(69)	(13)	—	1,234
	87,199	46,956	39,547	10,636	184,338
Operating income (loss)	$14,357	$(535)	$(1,141)	$(10,636)	$2,045

Capital expenditures	$1,552	$3,918	$310	$9	$5,789
________________
(1)Operating income included $1.5 million of facility consolidation charges.
(2)Operating loss included $2.9 million of facility consolidation and other charges.

	Six Months Ended June 30, 2024
	Offshore Manufactured Products(1)	Completion and Production Services(2)	Downhole Technologies(3)	Corporate	Total
Revenues	$188,413	$93,713	$71,519	$—	$353,645

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	134,737	77,709	61,538	—	273,984
Selling, general and administrative expense	18,958	5,609	4,686	19,616	48,869
Depreciation and amortization expense	7,940	12,126	8,525	302	28,893
Impairment of goodwill	—	—	10,000	—	10,000
Other operating (income) loss, net	1,818	(777)	(10)	—	1,031
	163,453	94,667	84,739	19,918	362,777
Operating income (loss)	$24,960	$(954)	$(13,220)	$(19,918)	$(9,132)

Capital expenditures	$8,773	$6,332	$756	$20	$15,881
Total assets (as of June 30, 2024)	$502,582	$177,098	$279,947	$41,551	$1,001,178
________________
(1)Operating income included $3.0 million of facility consolidation charges.
(2)Operating loss included $3.9 million in facility consolidation and other charges.
(3)Operating loss included a $10.0 million non-cash goodwill impairment charge.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following tables provide supplemental disaggregated revenue from contracts with customers by operating segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Three Months Ended June 30
Project-driven:
Products	$68,653	$59,752	$—	$—	$—	$—	$68,653	$59,752
Services	27,907	31,024	—	—	—	—	27,907	31,024
Total project-driven	96,560	90,776	—	—	—	—	96,560	90,776
Military and other products	10,026	10,780	—	—	—	—	10,026	10,780
Short-cycle products and services	—	—	29,424	46,421	29,396	38,406	58,820	84,827
	$106,586	$101,556	$29,424	$46,421	$29,396	$38,406	$165,406	$186,383

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Six Months Ended June 30
Project-driven:
Products	$127,777	$112,889	$—	$—	$—	$—	$127,777	$112,889
Services	52,331	56,257	—	—	—	—	52,331	56,257
Total project-driven	180,108	169,146	—	—	—	—	180,108	169,146
Military and other products	19,074	19,267	—	—	—	—	19,074	19,267
Short-cycle products and services	—	—	63,943	93,713	62,219	71,519	126,162	165,232
	$199,182	$188,413	$63,943	$93,713	$62,219	$71,519	$325,344	$353,645
Revenues from products and services transferred to customers over time accounted for approximately 63% and 66% of consolidated revenues for the six months ended June 30, 2025 and 2024, respectively. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of June 30, 2025, the Company had $260 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 38% of this remaining backlog is expected to be recognized as revenue over the remaining six months of 2025, with an additional 36% recognized in 2026 and the balance thereafter.
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
•the financial health of our customers;
•the impact of the ongoing military actions in Europe and the Middle East, or any similar future military actions or unrest, including, but not limited to, energy market disruptions, supply chain disruptions and increased costs, government sanctions, and delays or potential cancellation of planned customer projects;
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
•changes in tax laws and regulations as well as volatility in the political, legal and regulatory environments in connection with the new U.S. presidential administration; including changes such as the One Big Beautiful Bill Act (the “OBBBA”);
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

Recent Developments
Brent and West Texas Intermediate (“WTI”) crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2025	$75.87	$68.07
2024	82.92	$84.68	$80.01	$74.66	$80.52
WTI Crude (per bbl)
2025	$71.78	$64.57
2024	77.50	$81.81	$76.43	$70.73	$76.61
Henry Hub Natural Gas (per MMBtu)
2025	$4.14	$3.19
2024	2.15	$2.07	$2.11	$2.44	$2.19
________________
(1)Source: U.S. Energy Information Administration (spot prices).
The average spot price of WTI crude oil declined 10% in the second quarter of 2025 following to the imposition of broad-based trade tariffs by the United States on imported goods and the announcement by OPEC+ of plans to increase crude oil production. These actions have led to ongoing uncertainty regarding the broad future effect of reciprocal trade tariff increases on the global economy as well as the future demand for and supply of crude oil, and negatively impacted the demand for and pricing of our products and services in the U.S. land-based market during the second quarter of 2025.
The ultimate magnitude and duration of the trade conflict and increased crude oil production by OPEC+, and the related impacts on crude oil prices and the global economy, remain uncertain. While it is difficult for management to assess or predict with precision the broad future effect of these events on the global economy, the energy industry or the Company, management expects that it may adversely affect demand for our products and services, particularly in the United States, over the balance of 2025 and possibly beyond.
We have implemented certain initiatives to optimize our operations and reduce future costs. These actions include: the consolidation, relocation and exit of certain operating locations; the exit of certain service offerings; reductions in our U.S. workforce as well as the realignment in 2024 of operations within two of our reportable segments. We also incurred legal costs associated with patent defense. As a result of these events, actions and assessments, our reported pre-tax results for the six months ended June 30, 2024 included $10.0 million in non-cash goodwill impairment charges as well as $6.9 million of facility consolidation and exit, patent defense and other charges. During the first six months of 2025, we made the strategic decision to exit three additional service facilities, continued the exit of facilities closed in 2024 and further reduced headcount, incurring $4.6 million of associated pre-tax charges.
During the first six months of 2025, we sold facilities, equipment and inventory for net proceeds of $12.6 million. Additionally, during the first six months of 2025, we purchased $14.8 million principal amount of our 4.75% convertible senior notes due 2026 (the “2026 Notes”) and $12.0 million of our common stock.
On July 4, 2025, the United States enacted tax reform legislation through the OBBBA, which resulted in changes to U.S. tax and related law, including certain key federal income tax provisions applicable to multinational companies such as Oil States. These include, among others: the reinstatement of 100% bonus depreciation election for investments in qualifying property; the immediate deduction of domestic research and development expenditures; and manufacturing tax incentives related to goods sold outside the United States.
On July 28, 2025, we amended our asset-based revolving credit facility to increase advance rates, lower interest charges and plan for the retirement of all 2026 Notes that remain outstanding at maturity in April of 2026.
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
Our Offshore Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities globally, as well as certain products and services to the offshore drilling and completion markets. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers’ longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 90% of Offshore Manufactured Products segment sales in the first six months of 2025 were driven by our customers’ capital spending for products and services used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as “project-driven products and services”). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies and state-run national oil companies) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to change based on short-term fluctuations in the price of crude oil and natural gas. Deepwater oil and gas development projects may also be impacted by federal legislative and regulatory actions, including the OBBBA, signed into law in July 2025. The OBBBA mandates that the Bureau of Ocean Energy Management conduct at least two offshore lease sales annually, of a minimum of 80 million acres (if available), in the Central and Western Gulf of America Planning Areas for the next 15 years, beginning in August 2025. This segment also produces a variety of products for use in industrial, military and other applications outside the traditional energy industry. Additionally, we are investing in research and product development (and have been awarded select contracts and are bidding on additional projects) to facilitate the development of alternative energy sources, including offshore wind and deep-sea mineral gathering opportunities.
Backlog reported by our Offshore Manufactured Products segment increased to $363 million as of June 30, 2025 from $311 million as of December 31, 2024. Bookings totaled $112 million in the second quarter of 2025, yielding a quarterly book-to-bill ratio of 1.1x (1.2x year-to-date). The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2025	$357	$363
2024	305	300	$313	$311
2023	316	328	341	327
Our Completion and Production Services segment provides completion and production services in the United States (including the Gulf of America) and internationally. Prior to the sale of its drilling rigs in August of 2024, the segment also provided land drilling services in the United States. U.S. drilling and completion activity and, in turn, our Completion and Production Services segment’s results, are sensitive to near-term fluctuations in commodity prices, particularly WTI crude oil prices, given the short-term, call-out nature of its operations. We primarily supply equipment and service personnel utilized in the completion of, and initial production from, new and recompleted wells in our U.S. operations, which are dependent primarily upon the level and complexity of drilling, completion and workover activity in our areas of operations.
Our Downhole Technologies segment provides oil and gas perforation systems, downhole tools and services in support of completion, intervention, wireline and well abandonment operations. This segment designs, manufactures and markets its consumable engineered products to oilfield service as well as exploration and production companies. Product and service offerings for this segment include innovations in perforation technology through patented and proprietary systems combined with advanced modeling and analysis tools. This expertise has led to the optimization of perforation hole size, depth, and quality of tunnels, which are key factors for maximizing the effectiveness of hydraulic fracturing. Additional offerings include frac plugs, toe valves and other elastomer products, which are focused on zonal isolation for hydraulic fracturing of horizontal wells, and a broad range of consumable products, such as setting tools and bridge plugs, that are used in completion, intervention and decommissioning applications. Hydraulic fracturing activity, and, in turn, our Downhole Technologies segment’s results, are sensitive to commodity prices, particularly WTI crude oil prices, given that lower activity may result in lower demand for our consumable products. Demand drivers for the Downhole Technologies segment include continued trends toward longer lateral lengths, increased frac stages and more perforation clusters to target increased unconventional well productivity.
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

	As of July 25, 2025	Average for the
		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
United States Rig Count:
Land – Oil	401	451	479	460	481
Land – Natural gas and other	125	105	104	105	112
Offshore	16	15	20	14	20
	542	571	603	579	613
The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of June 30, 2025, oil-directed drilling accounted for 79% of the total U.S. rig count – with the balance largely natural gas related.
We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. In the first quarter of 2025, the United States imposed new or additional tariffs on a variety of imported raw materials and products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. In addition, in response to Russia’s invasion of Ukraine, governments in the European Union, the United States, the United Kingdom, Switzerland and other countries have enacted sanctions against Russia and Russian interests. Subsequently, the U.S. government announced additional tariffs on goods imported into the United States, including steel and other metal products. The effect of these sanctions and tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continue to evolve, and we continue to monitor these matters. While many of these tariffs are currently deferred, we cannot predict with certainty the impact of any new or increased tariffs, or the impact of any retaliatory tariffs, if we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase and we are unable to pass corresponding cost increases on to our customers, our financial position, cash flows and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position, cash flows and results of operations.
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

Selected Financial Data
This selected financial data should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes included in “Part I, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included in “Part II, Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2024 in order to understand factors, such as charges and credits, which may impact comparability of the selected financial data.
Unaudited Consolidated Results of Operations
The following summarizes our consolidated results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Variance	2025	2024	Variance
Revenues:
Products	$107,342	$108,579	$(1,237)	$207,893	$202,908	$4,985
Services	58,064	77,804	(19,740)	117,451	150,737	(33,286)
	165,406	186,383	(20,977)	325,344	353,645	(28,301)
Costs and expenses:
Product costs	83,936	82,503	1,433	164,265	157,640	6,625
Service costs	41,404	59,530	(18,126)	83,752	116,344	(32,592)
Cost of revenues (exclusive of depreciation and amortization expense presented below)	125,340	142,033	(16,693)	248,017	273,984	(25,967)
Selling, general and administrative expenses	22,981	26,373	(3,392)	45,511	48,869	(3,358)
Depreciation and amortization expense	11,898	14,698	(2,800)	23,923	28,893	(4,970)
Impairment of goodwill	—	—	—	—	10,000	(10,000)
Impairments of operating lease assets	1,358	—	1,358	1,358	—	1,358
Other operating income, net	(1,448)	1,234	(2,682)	(4,381)	1,031	(5,412)
	160,129	184,338	(24,209)	314,428	362,777	(48,349)
Operating income (loss)	5,277	2,045	3,232	10,916	(9,132)	20,048

Interest expense, net	(1,692)	(2,061)	369	(3,270)	(4,162)	892
Other income, net	636	652	(16)	774	580	194
Income (loss) before income taxes	4,221	636	3,585	8,420	(12,714)	21,134
Income tax benefit (provision)	(1,410)	665	(2,075)	(2,451)	641	(3,092)
Net income (loss)	$2,811	$1,301	$1,510	$5,969	$(12,073)	$18,042

Net income (loss) per share:
Basic	$0.05	$0.02		$0.10	$(0.19)
Diluted	0.05	0.02		0.10	(0.19)

Weighted average number of common shares outstanding:
Basic	59,154	62,483		59,661	62,493
Diluted	59,154	62,704		59,661	62,493

Unaudited Segment Results of Operations
We manage and measure our business performance in three operating segments: Offshore Manufactured Products, Completion and Production Services and Downhole Technologies. Supplemental financial information by operating segment for the three and six months ended June 30, 2025 and 2024 is summarized below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Variance	2025	2024	Variance
Revenues:
Offshore Manufactured Products
Project-driven:
Products	$68,653	$59,752	$8,901	$127,777	$112,889	$14,888
Services	27,907	31,024	(3,117)	52,331	56,257	(3,926)
	96,560	90,776	5,784	180,108	169,146	10,962
Military and other products	10,026	10,780	(754)	19,074	19,267	(193)
	106,586	101,556	5,030	199,182	188,413	10,769
Completion and Production Services	29,424	46,421	(16,997)	63,943	93,713	(29,770)
Downhole Technologies	29,396	38,406	(9,010)	62,219	71,519	(9,300)
	$165,406	$186,383	$(20,977)	$325,344	$353,645	$(28,301)

Operating income (loss):
Offshore Manufactured Products(1)	$16,989	$14,357	$2,632	$31,265	$24,960	$6,305
Completion and Production Services(2)	1,877	(535)	2,412	5,380	(954)	6,334
Downhole Technologies(3)	(3,992)	(1,141)	(2,851)	(6,116)	(13,220)	7,104
Corporate	(9,597)	(10,636)	1,039	(19,613)	(19,918)	305
	$5,277	$2,045	$3,232	$10,916	$(9,132)	$20,048
_______________
(1)During the three and six months ended June 30, 2025, we recognized charges of $0.3 million within the Offshore Manufactured Products segment, associated primarily with the consolidation and relocation of certain manufacturing and service locations. During the three and six months ended June 30, 2024, the segment incurred facility consolidation charges of $1.5 million and $3.0 million, respectively, associated primarily with the segment’s consolidation and relocation of a manufacturing and service location.
(2)During the three and six months ended June 30, 2025, we recognized charges of $2.2 million and $3.1 million, respectively, within the Completion and Production Services segment, associated primarily with the exit of service locations. During the three and six months ended June 30, 2024, the segment incurred charges of $2.9 million and $3.9 million, respectively, associated primarily with the consolidation and exit of certain underperforming service locations and the defense of certain patents.
(3)During the three and six months ended June 30, 2025, we recognized charges of $1.2 million within the Downhole Technologies segment, associated primarily with the exit of a leased facility. During the six months ended June 30, 2024, the segment incurred a $10.0 million non-cash impairment charge related to goodwill reassigned to the business in connection with the realignment of operations between segments.
For further discussion of charges recognized during the three and six months ended June 30, 2025 and 2024, see Note 2, “Asset Impairments and Other Charges and Credits,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
We reported net income for the three months ended June 30, 2025 of $2.8 million, or $0.05 per share. The reported second quarter net income included charges of $3.7 million ($2.9 million after tax, or $0.05 per share) associated primarily with the exit of U.S. land-based facilities and personnel reductions, partially offset by non-cash gains of $0.4 million ($0.3 million after-tax, or $0.01 per share) associated with debt extinguishment. These results compare to net income for the three months ended June 30, 2024 of $1.3 million, or $0.02 per share, which included facility consolidation and other charges of $4.4 million ($3.5 million after-tax, or $0.06 per share), partially offset by non-cash gains of $0.5 million ($0.4 million after-tax, or $0.01 per share) associated with debt extinguishment.
Our results of operations for the second quarter of 2025 reflect the impact of management’s decision to exit certain underperforming locations and service offerings in the United States, as well as the effect of a reduction by operators in U.S. land-based activity levels due to lower crude oil prices and competitive market conditions. These impacts were partially offset by stronger offshore and international project activity, supported by backlog growth over recent quarters.
Revenues. Consolidated total revenues in the second quarter of 2025 decreased $21.0 million, or 11%, from the second quarter of 2024 due primarily to our exit of underperforming service offerings and locations and lower U.S. land-based activity levels. Excluding the impact of exited operations, which generated $12.8 million of revenues in the second quarter of 2024, consolidated revenues decreased $8.2 million, or 5%, year-over-year.
Consolidated product revenues in the second quarter of 2025 decreased $1.2 million, or 1%, from the second quarter of 2024, with the impact of reduced U.S. customer demand for completion and perforating products substantially offset by higher customer demand for project-driven products. Consolidated service revenues in the second quarter of 2025 decreased $19.7 million, or 25%, from the second quarter of 2024. This decrease was concentrated in the United States – driven by our exit of certain underperforming service offerings and locations and an industry-wide reduction in land-based activity levels.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended June 30, 2025 and 2024 (in thousands):

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
Three Months Ended June 30	2025	2024	2025	2024	2025	2024	2025	2024
Project-driven:
Products	$68,653	$59,752	$—	$—	$—	$—	$68,653	$59,752
Services	27,907	31,024	—	—	—	—	27,907	31,024
Total project-driven	96,560	90,776	—	—	—	—	96,560	90,776
Military and other products	10,026	10,780	—	—	—	—	10,026	10,780
Short-cycle:
Products	—	—	—	—	28,663	38,047	28,663	38,047
Services	—	—	29,424	46,421	733	359	30,157	46,780
Total short-cycle	—	—	29,424	46,421	29,396	38,406	58,820	84,827
	$106,586	$101,556	$29,424	$46,421	$29,396	$38,406	$165,406	$186,383
By destination:
Offshore and international	$99,620	$94,372	$11,478	$13,629	$8,016	$10,624	$119,114	$118,625
U.S. land	6,966	7,184	17,946	32,792	21,380	27,782	46,292	67,758
	$106,586	$101,556	$29,424	$46,421	$29,396	$38,406	$165,406	$186,383

As a percentage of total:
Offshore and international	72%	64%
U.S. land	28%	36%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) in the second quarter of 2025 decreased $16.7 million, or 12%, compared to the level reported in the second quarter of 2024.
Consolidated product costs in the second quarter of 2025 increased $1.4 million, or 2%, from the second quarter of 2024 driven primarily by a shift in product sales mix. Consolidated service costs in the second quarter of 2025 decreased $18.1 million, or 30%, from the second quarter of 2024, due to lower revenue levels and strategic actions implemented in our U.S. land operations to improve reported results.

Selling, General and Administrative Expense. Selling, general and administrative expense was $23.0 million in the second quarter of 2025. This compares to an expense of $26.4 million in the second quarter of 2024, which included $1.0 million of costs associated with enforcing certain of our patents. Excluding these patent litigation costs, selling, general and administrative costs decreased $2.4 million, or 10%, from the second quarter of 2024, due primarily to lower incentive-based compensation, marketing and bad debt expenses.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $2.8 million, or 19%, in the second quarter of 2025 compared to the prior-year quarter. Note 10, “Segments and Related Information,” to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q presents depreciation and amortization expense by segment.
Impairment of Operating Lease Assets. In the second quarter of 2025, management continued its restructuring efforts to reduce costs in its U.S. land-based operations. As a result of these decisions, our Completion and Productions Services and Downhole Technologies segments recognized non-cash impairment charges totaling $1.4 million in connection with its exit of leased locations. See Note 2, “Asset Impairments and Other Charges and Credits,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Operating Income. Our consolidated operating income was $5.3 million in the second quarter of 2025, which included $1.4 million in non-cash operating lease impairment charges as well as charges totaling $2.3 million associated with facility consolidations and exits and other management actions. This compares to second quarter 2024 consolidated operating income of $2.0 million, which included facility consolidation and other charges of $4.4 million. Excluding these charges, operating income increased by $2.5 million year-over-year, driven primarily by growth in offshore and international activity and actions taken to improve U.S. land-based operating results.
Interest Expense, Net. Net interest expense totaled $1.7 million in the second quarter of 2025, which compares to $2.1 million in the same period of 2024. Interest expense as a percentage of total debt outstanding was approximately 7% in the second quarters of 2025 and 2024.
Income Tax. Income tax benefit (provision) for the three months ended June 30, 2025 and 2024 was calculated using a discrete approach. This methodology was used because changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the three months ended June 30, 2025, our income tax provision was $1.4 million, which included the impact of valuation allowance adjustments for deferred tax assets, certain discrete tax items and other non-deductible expenses, on pre-tax income of $4.2 million. This compares to an income tax benefit of $0.7 million, which included the impact of favorable changes in valuation allowances recorded against deferred tax assets and certain non-deductible expenses, on pre-tax income of $0.6 million for the three months ended June 30, 2024.
Other Comprehensive Income (Loss). Reported comprehensive income (loss) is the sum of reported net income and other comprehensive income (loss). Other comprehensive income was $9.1 million in the second quarter of 2025 compared to other comprehensive loss of $3.2 million in the second quarter of 2024 due to fluctuations in currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our operating segments. For the three months ended June 30, 2025 and 2024, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the second quarter of 2025, the exchange rate for the British pound and the Brazilian real strengthened compared to the U.S. dollar. In the second quarter of 2024, the exchange rates for the British pound was flat while the Brazilian real weakened compared to the U.S. dollar.
Segment Operating Results
Offshore Manufactured Products
Revenues. Our Offshore Manufactured Products segment revenues increased $5.0 million, or 5%, in the second quarter of 2025 compared to the second quarter of 2024 due to increased international and offshore project-driven product revenue, supported by backlog growth over recent quarters.

Operating Income. Our Offshore Manufactured Products segment reported operating income of $17.0 million in the second quarter of 2025, which included $0.3 million in facility consolidation and relocation charges. This compares to operating income in the second quarter of 2024 of $14.4 million, which included $1.5 million in facility consolidation charges. Excluding these charges, operating income increased $1.4 million year-over-year.
Backlog. Backlog in our Offshore Manufactured Products segment totaled $363 million as of June 30, 2025, with second quarter 2025 bookings of $112 million and a quarterly book-to-bill ratio of 1.1x.
Completion and Production Services
Revenues. Our Completion and Production Services segment revenues decreased $17.0 million, or 37%, in the second quarter of 2025 compared to the prior-year period, driven by the exit of underperforming service offerings and facilities and lower U.S. land-based activity levels. Excluding the impact of exited operations, which generated $12.8 million of revenues in the second quarter of 2024, revenues declined $4.2 million, or 13%, year-over-year – driven primarily by the industry-wide reduction in U.S. land completion-related activity.
Operating Income (Loss). Our Completion and Production Services segment reported operating income of $1.9 million in the second quarter of 2025, which included charges totaling $2.2 million associated primarily with the exit of service locations. This compares to an operating loss of $0.5 million in the second quarter of 2024, which included charges totaling $2.9 million associated with facility consolidations and exits, and the defense of patents. Excluding these charges, the Completion and Production Services segment’s operating results improved $1.7 million from the prior-year period, supported by the segment’s U.S. land-based restructuring efforts and gains recognized on the sales of idle facilities.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $9.0 million, or 23%, in the second quarter of 2025 from the prior-year period, driven primarily by lower U.S. customer activity levels.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $4.0 million in the second quarter of 2025, which included charges totaling $1.2 million primarily associated with the exit of a leased facility. This compares to an operating loss of $1.1 million in the second quarter of 2024. Excluding charges, the Downhole Technologies operating results declined $1.6 million year-over-year, driven by the decline in revenues.
Corporate
Operating Loss. Corporate expenses decreased $1.0 million, or 10%, in the second quarter of 2025 from the prior-year period due primarily to lower performance-based incentive expense.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
We reported net income for the six months ended June 30, 2025 of $6.0 million, or $0.10 per share. The reported first six months net income included charges of $4.6 million ($3.6 million after tax, or $0.07 per share) associated with the restructuring of certain of our U.S. land-based operations, facility consolidations and closures, and personnel reductions, partially offset by non-cash gains of $0.4 million ($0.3 million after-tax, or $0.01 per share) associated with debt extinguishment. These results compare to a net loss for the six months ended June 30, 2024 of $12.1 million, or $0.19 per share, which included: a non-cash goodwill impairment charge of $10.0 million ($9.5 million after-tax, or $0.15 per share) and facility consolidation and other charges of $6.9 million ($5.5 million after-tax, or $0.09 per share), partially offset by non-cash gains of $0.5 million ($0.4 million after-tax, or $0.01 per share) associated with debt extinguishment.
Our results of operations for the first six months of 2025 reflect the impact of management’s decision to exit certain underperforming locations and service offerings in the United States as well as the effect of a reduction by operators in U.S. land-based activity due to lower crude oil prices and competitive market conditions. These impacts were partially offset by stronger offshore and international project activity, supported by backlog growth over recent quarters.
Revenues. Consolidated total revenues in the first six months of 2025 decreased $28.3 million, or 8%, from the first six months of 2024 due primarily to our exit of underperforming service offerings and locations and lower U.S. land-based activity levels. Excluding the impact of exited operations, which generated $29.6 million of revenues in the first six months of 2024, consolidated revenues increased $1.3 million year-over-year.
Consolidated product revenues in the first six months of 2025 increased $5.0 million, or 2%, from the first six months of 2024, with the impact of higher customer demand for connector and valve products partially offset by a reduced U.S. customer demand for completion and perforating products. Consolidated service revenues in the first six months of 2025 decreased $33.3 million, or 22%, from the first six months of 2024. This decrease was concentrated in the United States – driven by our exit of certain underperforming service offerings and locations and an industry-wide reduction in land-based activity levels.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the six months ended June 30, 2025 and 2024 (in thousands):

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
Six Months Ended June 30	2025	2024	2025	2024	2025	2024	2025	2024
Project-driven:
Products	$127,777	$112,889	$—	$—	$—	$—	$127,777	$112,889
Services	52,331	56,257	—	—	—	—	52,331	56,257
Total project-driven	180,108	169,146	—	—	—	—	180,108	169,146
Military and other products	19,074	19,267	—	—	—	—	19,074	19,267
Short-cycle:
Products	—	—	—	—	61,042	70,752	61,042	70,752
Services	—	—	63,943	93,713	1,177	767	65,120	94,480
Total short-cycle	—	—	63,943	93,713	62,219	71,519	126,162	165,232
	$199,182	$188,413	$63,943	$93,713	$62,219	$71,519	$325,344	$353,645
By destination:
Offshore and international	$184,861	$174,174	$24,868	$25,064	$15,622	$19,567	$225,351	$218,805
U.S. land	14,321	14,239	39,075	68,649	46,597	51,952	99,993	134,840
	$199,182	$188,413	$63,943	$93,713	$62,219	$71,519	$325,344	$353,645

As a percentage of total:
Offshore and international	69%	62%
U.S. land	31%	38%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) in the first six months of 2025 decreased $26.0 million, or 9%, compared to the first six months of 2024.

Consolidated product costs in the first six months of 2025 increased $6.6 million, or 4%, compared to the first six months of 2024 due primarily to the reported increase in product revenue as well as an unfavorable shift in product sales mix. Consolidated service costs in the first six months of 2025 decreased $32.6 million, or 28%, compared to the first six months of 2024, due to lower revenue levels and the strategic actions implemented in our U.S. land-based operations to improve reported results.
Selling, General and Administrative Expense. Selling, general and administrative expense totaled $45.5 million in the first six months of 2025. This compares to an expense of $48.9 million in the first six months of 2024, which included $1.3 million of costs associated with enforcing certain of our patents. Excluding these patent litigation costs, selling, general and administrative costs decreased $2.0 million, or 4%, from the prior-year period, due primarily to lower compensation, marketing and bad debt expenses.
Depreciation and Amortization Expense. Depreciation and amortization expense in the first six months of 2025 decreased $5.0 million, or 17%, compared to the prior-year period. Note 10, “Segments and Related Information,” to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q presents depreciation and amortization expense by segment.
Impairment of Operating Lease Assets. In the first six months of 2025, management continued its restructuring efforts to reduce costs in its U.S. land-based operations. As a result of these decisions, our Completion and Productions Services and Downhole Technologies segments recognized non-cash impairment charges totaling $1.4 million in connection with its exit of leased locations. See Note 2, “Asset Impairments and Other Charges and Credits,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
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
Operating Income (Loss). Our consolidated operating income was $10.9 million in the first six months of 2025, which included $1.4 million in non-cash operating lease asset impairment charges as well as charges totaling $3.2 million associated with facility consolidations and exits and other management actions. This compares to a consolidated operating loss of $9.1 million in the first six months of 2024, which included a $10.0 million non-cash goodwill impairment charge and $6.9 million in facility consolidation and other charges. Excluding these charges, operating results improved by $7.7 million year-over-year, driven primarily by growth in offshore and international activity and actions taken to improve our U.S. land-based operating results.
Interest Expense, Net. Net interest expense totaled $3.3 million in the first six months of 2025, which compares to $4.2 million in the first six months of 2024. Interest expense as a percentage of total debt outstanding was approximately 7% in the first six months of 2025 and 2024.
Income Tax. Income tax benefit (provision) for the first six months of 2025 and 2024 was calculated using a discrete approach. This methodology was used because changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the first six months of 2025, our income tax provision was $2.5 million, which included the impact of certain discrete tax items and other non-deductible expenses on pre-tax income of $8.4 million. This compares to an income tax benefit of $0.6 million, which included the impact of a $10.0 million goodwill impairment charge, other non-deductible expenses and favorable changes in valuation allowances recorded against deferred tax assets, on a pre-tax loss of $12.7 million for the first six months of 2024.
Other Comprehensive Income (Loss). Reported comprehensive income (loss) is the sum of reported net income (loss) and other comprehensive income (loss). Other comprehensive income was $14.6 million in the first six months of 2025 compared to other comprehensive loss of $6.2 million in the first six months of 2024 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For the first six months of 2025 and 2024, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the first six months of 2025, the exchange rates for both the British pound and the Brazilian real strengthened compared to the U.S. dollar. This compares to the first six months of 2024, when the exchange rates for both the British pound and the Brazilian real weakened compared to the U.S. dollar.

Segment Operating Results
Offshore Manufactured Products
Revenues. Our Offshore Manufactured Products segment revenues increased $10.8 million, or 6%, in the first six months of 2025 compared to the first six months of 2024 due primarily to increased demand for the segment’s international and offshore project-driven connector and valve products.
Operating Income. Our Offshore Manufactured Products segment reported operating income of $31.3 million in the first six months of 2025, which included $0.3 million in facility consolidation and relocation charges. This compares to operating income of $25.0 million in the first six months of 2024, which included $3.0 million in facility consolidation and other charges. Excluding these charges, the Offshore Manufactured Products segment’s operating income increased $3.6 million year-over-year due primarily to the reported revenue growth.
Backlog. Backlog in our Offshore Manufactured Products segment totaled $363 million as of June 30, 2025 compared to $311 million as of December 31, 2024. Bookings during the first six months of 2025 were $248 million, yielding a book-to-bill ratio of 1.2x.
Completion and Production Services
Revenues. Our Completion and Production Services segment revenues decreased $29.8 million, or 32%, in the first six months of 2025 compared to the first six months of 2024, driven primarily by the exit of underperforming U.S. service offerings and facilities. Excluding the impact of exited operations, which generated $29.6 million of revenues in the first six months of 2024, revenues were consistent year-over-year.
Operating Income (Loss). Our Completion and Production Services segment reported operating income of $5.4 million in the first six months of 2025, which included $3.1 million in facility exit charges. This compares to an operating loss of $1.0 million in the first six months of 2024, which included charges totaling $3.9 million associated with facility consolidations and exits, and the defense of patents. Excluding these charges, the Completion and Production Services segment’s operating results improved $5.5 million from the prior-year period, due primarily to the cost reduction measures implemented.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $9.3 million, or 13%, in the first six months of 2025 from the first six months of 2024, driven primarily by lower U.S. customer activity levels and competitive market conditions.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $6.1 million in the first six months of 2025, which included charges totaling $1.2 million primarily associated with the exit of a leased facility. This compares to an operating loss of $13.2 million reported in the first six months of 2024, which included the $10.0 million non-cash goodwill impairment charge related to the segment realignment in the first quarter of 2024. Excluding charges, the Downhole Technologies segment’s operating results declined $1.7 million from the prior-year period, due primarily to the decrease in activity levels and lower fixed-cost coverage.
Corporate
Operating Loss. Corporate expenses in the first six months of 2025 decreased $0.3 million, or 2%, from the first six months of 2024, due primarily to lower performance-based incentive expense.

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
Operating Activities
Cash flows from operations totaled $24.3 million during the first six months of 2025, compared to $1.1 million used in operations during the first six months of 2024.
During the first six months of 2025, $6.1 million was used to fund net working capital increases, which includes a decrease in accounts payable and payment of accrued short- and long-term cash incentive compensation, as well as a decrease in accounts receivable. During the first six months of 2024, $28.3 million was used to fund net working capital increases, primarily due to an activity-driven increase in inventories, the payment of accrued 2023 short- and long-term cash incentives in the first quarter of 2024 and a decrease in accounts payable.
Investing Activities
Net cash used in investing activities during the first six months of 2025 totaled $6.9 million, compared to $3.2 million used in investing activities during the first six months of 2024.
Capital expenditures totaled $19.5 million and $15.9 million during the first six months of 2025 and 2024, respectively. These investments were offset by proceeds from the sale of property, equipment and assets held for sale of $12.6 million and $12.8 million during the first six months of 2025 and 2024, respectively.
Including investments associated with the continuing construction of a new facility in Batam, Indonesia, we expect to invest approximately $30 million in capital expenditures during 2025. We plan to fund our capital expenditures with available cash, internally generated funds and, if necessary, borrowings under our amended ABL Facility discussed below.
Financing Activities
During the first six months of 2025, net cash of $29.1 million was used in financing activities, which included the purchase of $14.8 million principal amount of our outstanding 2026 Notes for $14.3 million in cash and the repurchase of 2.4 million shares of our common stock (or 4% of our common stock outstanding as of January 1, 2025) for $12.0 million. This compares to $17.2 million of cash used in financing activities during the first six months of 2024, which included the purchase of $11.5 million principal amount of our outstanding 2026 Notes for $10.8 million in cash and the repurchase of $2.4 million of our common stock.
As of June 30, 2025, we had cash and cash equivalents totaling $53.9 million, which compared to $65.4 million as of December 31, 2024.
As of June 30, 2025, we had no borrowings outstanding under our ABL Facility, $108.8 million principal amount of our 2026 Notes outstanding and other debt of $2.5 million. Our reported interest expense included amortization of deferred financing costs of $0.7 million during the first six months of 2025. For the first six months of 2025, our contractual cash interest expense was $3.4 million, or approximately 6% of the average principal balance of debt outstanding.
We believe that cash on-hand, cash flow from operations and borrowing capacity available under our ABL Facility will be sufficient to meet our liquidity needs in the coming twelve months. Our 2026 Notes mature on April 1, 2026, and we anticipate that cash on hand, cash flow from operations and borrowings under our amended ABL Facility will be sufficient to permit us to fully retire the remaining balance of the 2026 Notes. As further discussed below, on July 28, 2025 we amended our ABL Facility to increase advance rates, lower interest charges and plan for the retirement of all 2026 Notes that remain outstanding at maturity in April of 2026. If our plans or assumptions change, or are inaccurate, we may need to raise additional capital from other sources. Our ability to obtain capital to repay debt, for general liquidity needs and for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global banking and financial markets and other factors, many of which are beyond our control. For companies like ours that support the energy industry, disruptions affecting the availability of capital have in the past and may in the future negatively impact the value of our common stock and may reduce our ability to access capital in the bank and capital markets or result in such capital being available on less favorable terms, which could negatively affect our liquidity.
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
During the six months ended June 30, 2025, $12.0 million in repurchases of common stock were made under this program. The amount remaining under our new share repurchase authorization as of June 30, 2025 was $29.3 million.
Revolving Credit Facility. Our senior secured credit facility provides for an asset-based revolving credit facility (the “ABL Facility”) under which credit availability is subject to a borrowing base calculation.
The ABL Facility is governed by a credit agreement with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto (as amended, the “ABL Agreement”). The ABL Agreement matures on February 16, 2028. On July 28, 2025, we amended our ABL Agreement to increase advance rates, lower interest charges and plan for the retirement of all 2026 Notes that remain outstanding at maturity in April of 2026. See Note 4, “Long-term Debt,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the ABL Agreement.
As of June 30, 2025, we had $17.1 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of June 30, 2025 was $59.3 million, calculated based on the then-current borrowing base less outstanding letters of credit.
2026 Notes. We issued $135.0 million aggregate principal amount of the 2026 Notes pursuant to an indenture, dated as of March 19, 2021 (the “2026 Indenture”), between us and Computershare Trust Company, National Association, as successor trustee. As of June 30, 2025, we have purchased a cumulative $26.3 million principal amount of the 2026 Notes for $25.1 million in cash, with $108.8 million principal amount outstanding. The outstanding 2026 Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted.
The 2026 Indenture contains certain events of default, including certain defaults by us with respect to other indebtedness of at least $40.0 million. See Note 4, “Long-term Debt,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the 2026 Notes. As of June 30, 2025, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
Our total debt represented 14% and 16% of our combined total debt and stockholders’ equity as of June 30, 2025 and December 31, 2024, respectively.
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
Off-Balance Sheet Arrangements. As of June 30, 2025, we had no off-balance sheet arrangements.

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
Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2025, we had no floating-rate obligations outstanding under our ABL Facility. The use of floating-rate obligations would expose us to the risk of increased interest expense in the event of increases in short-term interest rates.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first six months of 2025, our reported foreign currency exchange losses were $1.2 million and are included in “other operating (income) expense, net” in the consolidated statements of operations.
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of our operating segments. Our accumulated other comprehensive loss decreased $14.6 million from $79.5 million as of December 31, 2024 to $64.9 million as of June 30, 2025, due to changes in currency exchange rates. During the six months ended June 30, 2025, the exchange rates for the British pound and the Brazilian real strengthened by 9% and 13%, respectively, compared to the U.S. dollar.

ITEM 4. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 at the reasonable assurance level.
(ii) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(b) None.
(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
April 1 through April 30, 2025	—	$—	—	$35,960,503
May 1 through May 31, 2025	812,553	4.54	812,553	32,237,927
June 1 through June 30, 2025	594,128	4.96	594,128	29,262,936
Total	1,406,681	$4.72	1,406,681
________________
(1)Average price paid per share excludes the impact of excise taxes.
(2)During the three-month period ended June 30, 2025, no shares were acquired from employees in connection with the settlement of income tax or related benefit withholding obligations arising from vesting of stock awards.
(3)In October 2024, our Board of Directors authorized $50.0 million for repurchases of our common stock, par value $0.01 per share, through October 2026. As of June 30, 2025, $20.7 million of share repurchases have been made under this authorization.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
Rule 10b5-1 Trading Arrangement
During the three months ended June 30, 2025, no director or executive officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K) related to securities of our company.
Amendment to Credit Agreement
On July 28, 2025, the Company, as borrower, Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”) and the other lenders signatory thereto entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”). The Fifth Amendment amended the ABL Agreement, dated as of February 10, 2021 (as amended by the Fifth Amendment, the “Credit Agreement”). Please see Note 4 “Long-term Debt,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the Credit Agreement.
The Administrative Agent, the other lenders party to the Credit Agreement, and their respective affiliates have from time to time performed, and may in the future perform, various financial advisory, commercial banking and investment banking services for the Company and its affiliates in the ordinary course of business for which they have received and would receive customary compensation. In addition, in the ordinary course of their various business activities, such parties and their respective affiliates may make or hold a broad array of investments and actively trade debt and equity securities (or related derivative securities) and financial instruments (including bank loans) for their own account and for the accounts of their customers, and such investments and securities activities may involve the Company’s securities and/or instruments.
The description of the Credit Agreement contained herein represents only a summary of the material terms of the Fifth Amendment, does not purport to be complete and is qualified in its entirety by reference to the complete text of the amendment to the Credit Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

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

10.1*	—	Fifth Amendment to Credit Agreement, dated July 28, 2025, among Oil States International, Inc., as Borrower, the Lenders from time to time thereto, and Wells Fargo Bank, National Association as Agent.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
---------

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date:	July 31, 2025	By:	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)