Form 10-Q
period 2025-09-30
OIL STATES INTERNATIONAL, INC
filed 2025-10-31
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of October 24, 2025, the number of shares of common stock outstanding was 59,745,565.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Products	$106,492	$100,798	$314,385	$303,706
Services	58,688	73,550	176,139	224,287
	165,180	174,348	490,524	527,993

Costs and expenses:
Product costs	85,561	79,167	249,826	236,807
Service costs	43,085	57,422	126,837	173,766
Cost of revenues (exclusive of depreciation and amortization expense presented below)	128,646	136,589	376,663	410,573
Selling, general and administrative expense	20,756	22,754	66,267	71,623
Depreciation and amortization expense	12,128	13,635	36,051	42,528
Impairment of goodwill	—	—	—	10,000
Impairments of intangible assets	—	10,787	—	10,787
Impairments of operating lease assets	—	2,579	1,358	2,579
Other operating (income) expense, net	(1,098)	(955)	(5,479)	76
	160,432	185,389	474,860	548,166
Operating income (loss)	4,748	(11,041)	15,664	(20,173)

Interest expense, net	(1,773)	(1,824)	(5,043)	(5,986)
Other income, net	362	731	1,136	1,311
Income (loss) before income taxes	3,337	(12,134)	11,757	(24,848)
Income tax provision	(1,437)	(2,215)	(3,888)	(1,574)
Net income (loss)	$1,900	$(14,349)	$7,869	$(26,422)

Net income (loss) per share:
Basic	$0.03	$(0.23)	$0.13	$(0.42)
Diluted	0.03	(0.23)	0.13	(0.42)

Weighted average number of common shares outstanding:
Basic	57,946	62,084	59,089	62,357
Diluted	58,016	62,084	59,144	62,357
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$1,900	$(14,349)	$7,869	$(26,422)

Other comprehensive income (loss):
Currency translation adjustments	(1,300)	9,567	13,331	3,389
Comprehensive income (loss)	$600	$(4,782)	$21,200	$(23,033)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$67,052	$65,363
Accounts receivable, net	201,617	194,336
Inventories, net	222,869	214,836
Prepaid expenses and other current assets	19,656	23,691
Total current assets	511,194	498,226

Property, plant, and equipment, net	273,253	266,871
Operating lease assets, net	16,388	19,537
Goodwill, net	70,490	69,709
Other intangible assets, net	114,664	125,862
Other noncurrent assets	26,330	24,903
Total assets	$1,012,319	$1,005,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$103,097	$633
Accounts payable	58,600	57,708
Accrued liabilities	37,852	36,861
Current operating lease liabilities	7,344	7,284
Income taxes payable	1,066	2,818
Deferred revenue	73,200	52,399
Total current liabilities	281,159	157,703

Long-term debt	1,890	124,654
Long-term operating lease liabilities	13,888	17,989
Deferred income taxes	6,835	5,350
Other noncurrent liabilities	19,581	18,758
Total liabilities	323,353	324,454

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 80,569,340 shares and 78,605,848 shares issued, respectively	806	786
Additional paid-in capital	1,143,685	1,137,949
Retained earnings	281,529	273,660
Accumulated other comprehensive loss	(66,201)	(79,532)
Treasury stock, at cost, 20,814,896 and 17,112,853 shares, respectively	(670,853)	(652,209)
Total stockholders’ equity	688,966	680,654
Total liabilities and stockholders’ equity	$1,012,319	$1,005,108
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

Three Months Ended September 30, 2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2025	$806	$1,141,788	$279,629	$(64,901)	$(666,684)	$690,638
Net income	—	—	1,900	—	—	1,900
Currency translation adjustments (excluding intercompany advances)	—	—	—	(2,661)	—	(2,661)
Currency translation adjustments on intercompany advances	—	—	—	1,361	—	1,361
Stock-based compensation expense	—	1,897	—	—	—	1,897
Stock repurchases	—	—	—	—	(4,143)	(4,143)
Surrender of stock to settle taxes on stock awards	—	—	—	—	(26)	(26)
Balance, September 30, 2025	$806	$1,143,685	$281,529	$(66,201)	$(670,853)	$688,966

Nine Months Ended September 30, 2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2024	$786	$1,137,949	$273,660	$(79,532)	$(652,209)	$680,654
Net income	—	—	7,869	—	—	7,869
Currency translation adjustments (excluding intercompany advances)	—	—	—	7,880	—	7,880
Currency translation adjustments on intercompany advances	—	—	—	5,451	—	5,451
Stock-based compensation expense	20	5,736	—	—	—	5,756
Stock repurchases	—	—	—	—	(16,186)	(16,186)
Surrender of stock to settle taxes on stock awards	—	—	—	—	(2,458)	(2,458)
Balance, September 30, 2025	$806	$1,143,685	$281,529	$(66,201)	$(670,853)	$688,966
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

Three Months Ended September 30, 2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2024	$786	$1,133,282	$272,845	$(76,162)	$(640,362)	$690,389
Net loss	—	—	(14,349)	—	—	(14,349)
Currency translation adjustments (excluding intercompany advances)	—	—	—	6,568	—	6,568
Currency translation adjustments on intercompany advances	—	—	—	2,999	—	2,999
Stock-based compensation expense	—	2,352	—	—	—	2,352
Stock repurchases	—	—	—	—	(3,144)	(3,144)
Surrender of stock to settle taxes on stock awards	—	—	—	—	(9)	(9)
Balance, September 30, 2024	$786	$1,135,634	$258,496	$(66,595)	$(643,515)	$684,806

Nine Months Ended September 30, 2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2023	$772	$1,129,240	$284,918	$(69,984)	$(635,401)	$709,545
Net loss	—	—	(26,422)	—	—	(26,422)
Currency translation adjustments (excluding intercompany advances)	—	—	—	5,594	—	5,594
Currency translation adjustments on intercompany advances	—	—	—	(2,205)	—	(2,205)
Stock-based compensation expense	14	6,394	—	—	—	6,408
Stock repurchases	—	—	—	—	(5,518)	(5,518)
Surrender of stock to settle taxes on stock awards	—	—	—	—	(2,596)	(2,596)
Balance, September 30, 2024	$786	$1,135,634	$258,496	$(66,595)	$(643,515)	$684,806
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$7,869	$(26,422)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	36,051	42,528
Impairment of goodwill	—	10,000
Impairments of intangible assets	—	10,787
Impairments of operating lease assets	1,358	2,579
Stock-based compensation expense	5,756	6,408
Amortization of deferred financing costs	1,235	1,168
Deferred income tax provision (benefit)	852	(2,798)
Gains on disposals of assets	(5,455)	(2,956)
Net gains on extinguishment of 4.75% convertible senior notes	(375)	(515)
Other, net	(2,192)	83
Changes in operating assets and liabilities, net of effect from acquired business:
Accounts receivable	(3,417)	21,173
Inventories	(5,287)	(18,406)
Accounts payable and accrued liabilities	2,692	(17,554)
Deferred revenue	20,801	(2,015)
Other operating assets and liabilities, net	(4,913)	3,624
Net cash flows provided by operating activities	54,975	27,684

Cash flows from investing activities:
Capital expenditures	(28,186)	(23,309)
Proceeds from disposition of property and equipment	5,416	5,132
Proceeds from disposition of assets held for sale	8,409	10,279
Other, net	(99)	(431)
Net cash flows used in investing activities	(14,460)	(8,329)

Cash flows from financing activities:
Revolving credit facility borrowings	512	22,678
Revolving credit facility repayments	(512)	(22,678)
Purchases of 4.75% convertible senior notes	(20,269)	(10,846)
Other debt and finance lease repayments, net	(283)	(481)
Payment of financing costs	(188)	(1,119)
Purchases of treasury stock	(16,186)	(5,149)
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(2,458)	(2,596)
Net cash flows used in financing activities	(39,384)	(20,191)

Effect of exchange rate changes on cash and cash equivalents	558	(291)
Net change in cash and cash equivalents	1,689	(1,127)
Cash and cash equivalents, beginning of period	65,363	47,111
Cash and cash equivalents, end of period	$67,052	$45,984

Cash paid for:
Interest	$4,033	$4,206
Income taxes, net	4,648	2,695
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Oil States International, Inc. and its subsidiaries (“Oil States” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information. Certain information in footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair statement of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.    Asset Impairments and Other Charges and Credits
Management has implemented certain cost reduction actions including: the consolidation, relocation and exit of certain operating locations; the exit of certain service offerings; reductions in the Company’s workforce in the United States; and the realignment in 2024 of operations within two of the Company’s reportable segments. The Company also incurred legal costs associated with patent defense and purchased a portion of its outstanding 4.75% convertible senior notes (the “2026 Notes”) at a discount. As a result of these events, actions and assessments, the Company recorded the following charges and credits during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Offshore Manufactured Products	Completion and Production Services	Downhole Technologies	Corporate	Total
Three Months Ended September 30, 2025
Impairments of operating lease assets	$—	$—	$—	$—	$—
Facility consolidation and exit, and other charges	575	2,687	—	298	3,560
Losses (gains) on extinguishment of debt	—	—	—	6	6
Pre-tax totals	$575	$2,687	$—	$304	3,566
Income tax benefit					749
After-tax total					$2,817

Nine Months Ended September 30, 2025
Impairments of operating lease assets	$—	$403	$955	$—	$1,358
Facility consolidation and exit, and other charges	848	5,393	252	298	6,791
Losses (gains) on extinguishment of debt	—	—	—	(375)	(375)
Pre-tax totals	$848	$5,796	$1,207	$(77)	7,774
Income tax benefit					1,633
After-tax total					$6,141

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Offshore Manufactured Products	Completion and Production Services	Downhole Technologies	Corporate	Total
Three Months Ended September 30, 2024
Impairments of:
Goodwill	$—	$—	$—	$—	$—
Intangible assets	—	10,787	—	—	10,787
Operating lease assets	—	2,092	487	—	2,579
Facility consolidation and exit, and other charges	354	2,982	123	34	3,493
Patent defense costs	—	1,347	—	—	1,347
Gains on extinguishment of debt	—	—	—	—	—
Pre-tax totals	$354	$17,208	$610	$34	18,206
Income tax benefit					1,161
After-tax total					$17,045

Nine Months Ended September 30, 2024
Impairments of:
Goodwill	$—	$—	$10,000	$—	$10,000
Intangible assets	—	10,787	—	—	10,787
Operating lease assets	—	2,092	487	—	2,579
Facility consolidation and exit, and other charges	3,364	5,583	123	34	9,104
Patent defense costs	—	2,671	—	—	2,671
Gains on extinguishment of debt	—	—	—	(515)	(515)
Pre-tax totals	$3,364	21,133	10,610	$(481)	34,626
Income tax benefit					2,990
After-tax total					$31,636
Goodwill
The Company’s remaining goodwill exists in the Offshore Manufactured Products segment, totaling $70.5 million and $69.7 million, respectively, as of September 30, 2025 and December 31, 2024.
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
Long-Lived Tangible and Intangible Assets
An assessment for impairment of long-lived tangible and intangible assets is conducted when an event occurs or circumstances change that indicate that the carrying value of long-lived tangible and intangible assets may not be recoverable. In response to further reductions in customer activity in the United States during the third quarter of 2024, management made strategic decisions to exit its underperforming flowback and well testing service offering and sell the related equipment and inventory. Management also decided to exit six leased facilities. As a result of these events and actions, in the third quarter of 2024, the Company recorded non-cash intangible asset (customer relationships and tradenames) impairment charges of $10.8 million associated with the exit of this service offering and operating lease impairments of $2.6 million related to facility closures.
In the first nine months of 2025, management continued its restructuring efforts to reduce costs in its U.S. land-based operations. As a result of these decisions, the Company’s Completion and Productions Services and Downhole Technologies segments recognized non-cash operating lease impairment charges totaling $1.4 million in connection with facility closures.
3.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of September 30, 2025 and December 31, 2024 is presented below (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable, net:
Trade	$130,016	$128,167
Unbilled revenue	23,297	22,242
Contract assets	43,573	40,101
Other	7,255	6,440
Total accounts receivable	204,141	196,950
Allowance for doubtful accounts	(2,524)	(2,614)
	$201,617	$194,336

Allowance for doubtful accounts as a percentage of total accounts receivable	1%	1%

	September 30, 2025	December 31, 2024
Deferred revenue (contract liabilities)	$73,200	$52,399
As of September 30, 2025, accounts receivable, net in the United States and the United Kingdom represented 65% and 12%, respectively, of the total. Additionally, as of September 30, 2025, one customer accounted for 17% of the total accounts receivable – with approximately 95% of the customer balance collected in October. No other country or single customer accounted for more than 10% of the Company’s total accounts receivable as of September 30, 2025.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
For the nine months ended September 30, 2025, the $3.5 million net increase in contract assets was primarily attributable to $36.4 million in revenue recognized during the period, which was partially offset by $32.9 million transferred to accounts receivable. Deferred revenue (contract liabilities) increased by $20.8 million in the first nine months of 2025, primarily reflecting $48.7 million in new customer billings which were not recognized as revenue during the period, partially offset by the recognition of $29.2 million of revenue that was deferred at the beginning of the period.
The following provides a summary of activity in the allowance for doubtful accounts for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Allowance for doubtful accounts – January 1	$2,614	$4,497
Provisions	195	855
Write-offs	(615)	(726)
Other	330	84
Allowance for doubtful accounts – September 30	$2,524	$4,710

	September 30, 2025	December 31, 2024
Inventories, net:
Finished goods and purchased products	$111,034	$110,850
Work in process	37,174	34,539
Raw materials	109,232	108,421
Total inventories	257,440	253,810
Allowance for excess or obsolete inventory	(34,571)	(38,974)
	$222,869	$214,836

	September 30, 2025	December 31, 2024
Property, plant and equipment, net:
Property, plant and equipment	$751,543	$734,548
Accumulated depreciation	(478,290)	(467,677)
	$273,253	$266,871
For the three months ended September 30, 2025 and 2024, depreciation expense was $8.1 million and $9.5 million, respectively. Depreciation expense was $24.5 million and $29.9 million, respectively, for the nine months ended September 30, 2025 and 2024.

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$123,064	$61,142	$61,922	$122,859	$55,534	$67,325
Patents/Technology/Know-how	70,269	43,640	26,629	70,206	39,699	30,507
Tradenames and other	47,751	21,638	26,113	47,729	19,699	28,030
	$241,084	$126,420	$114,664	$240,794	$114,932	$125,862
For the three months ended September 30, 2025 and 2024, amortization expense was $4.0 million and $4.1 million, respectively. Amortization expense was $11.6 million and $12.7 million for the nine months ended September 30, 2025 and 2024, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	September 30, 2025	December 31, 2024
Other noncurrent assets:
Deferred compensation plan	$19,309	$18,245
Deferred financing costs	1,130	1,619
Deferred income taxes	2,454	1,964
Other	3,437	3,075
	$26,330	$24,903

	September 30, 2025	December 31, 2024
Accrued liabilities:
Accrued compensation	$18,246	$22,350
Accrued taxes, other than income taxes	4,371	1,234
Insurance liabilities	3,067	3,383
Accrued interest	2,504	1,555
Accrued commissions	2,971	3,237
Other	6,693	5,102
	$37,852	$36,861
4.    Long-term Debt
As of September 30, 2025 and December 31, 2024, long-term debt consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Revolving credit facility(1)	$—	$—
2026 Notes(2)	102,419	122,505
Other debt and finance lease obligations	2,568	2,782
Total debt	104,987	125,287
Less: Current portion	(103,097)	(633)
Total long-term debt	$1,890	$124,654
____________________
(1)Unamortized deferred financing costs of $1.1 million and $1.6 million as of September 30, 2025 and December 31, 2024, respectively, are presented in other noncurrent assets.
(2)The outstanding principal amount of the 2026 Notes was $102.8 million as of September 30, 2025 and $123.5 million as of December 31, 2024.
Revolving Credit Facility
The Company has a senior secured credit facility, which provides for an asset-based revolving credit facility (the “ABL Facility”), under which credit availability is subject to a borrowing base calculation.
The ABL Facility is governed by a credit agreement (amended on July 28, 2025 by that certain Fifth Amendment to Credit Agreement and First Amendment to the Guaranty and Security Agreement), with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto (as amended, the “ABL Agreement”). The ABL Facility matures on February 16, 2028, with a springing maturity 91 days prior to the stated maturity of any outstanding indebtedness with an outstanding principal balance equal to or greater than $17.5 million, unless as of such date such indebtedness has been refinanced, defeased or adequately reserved for (either against the borrowing base or the maximum revolver amount) or escrowed or cash collateralized in a deposit account.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The ABL Agreement provides funding based on a borrowing base calculation that includes eligible U.S. customer accounts receivable and inventory and, effective July 28, 2025, provides for aggregate lender commitments of $100.0 million, including a $25.0 million sub-limit for the issuance of letters of credit. Borrowings under the ABL Agreement are secured by a pledge of substantially all of the Company’s domestic assets (other than real property) and the stock of certain foreign subsidiaries.
Borrowings under the ABL Agreement bear interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) (subject to a floor rate of 0%) plus, effective July 28, 2025, a margin of 2.25% to 2.75%, or at a base rate plus a margin of 1.25% to 1.75%, in each case based on average borrowing availability. Monthly, the Company must also pay a commitment fee of either 0.375% or 0.50% per annum, based on average unused commitments under the ABL Agreement.
The ABL Agreement places restrictions on the Company’s ability to incur additional indebtedness, grant liens on assets, pay dividends or make distributions on equity interests, dispose of assets, make investments, repay other indebtedness (including the 2026 Notes discussed below), engage in mergers, and other matters, in each case, subject to certain exceptions. The ABL Agreement contains customary default provisions, which, if triggered, could result in acceleration of repayment of all amounts then outstanding. The ABL Agreement also requires the Company to satisfy and maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 (i) in the event that availability under the ABL Agreement is less than the greater of (a) 15% of the “line cap” (which is the lesser of the maximum revolver amount and the borrowing base) and effective July 28, 2025, (b) approximately $11.3 million; (ii) to complete certain specified transactions; or (iii) if an event of default has occurred and is continuing.
As of September 30, 2025, the Company had no borrowings outstanding under the ABL Agreement and $13.4 million of outstanding letters of credit. The total amount available to be drawn as of September 30, 2025 was $73.2 million, calculated based on the then-current borrowing base less outstanding borrowings, if any, and letters of credit. As of September 30, 2025, the Company was in compliance with its debt covenants under the ABL Agreement.
2026 Notes
The Company issued $135.0 million aggregate principal amount of its 4.75% convertible senior notes due 2026 pursuant to an indenture, dated as of March 19, 2021 (the “2026 Indenture”), between the Company and Computershare Trust Company, National Association, as successor trustee.
The following table provides a summary of the Company's purchases of outstanding 2026 Notes during the three and nine months ended September 30, 2025 and the nine months ended September 30, 2024, with non-cash gains (losses) reported within other income, net (in thousands):

	Principal Amount	Carrying Value of Liability	Cash Paid	Non-cash Pre-tax Gains (Losses) Recognized
Three Months Ended September 30, 2025	$6,000	$5,979	$5,985	$(6)

Nine Months Ended September 30, 2025	20,750	20,644	20,269	375
Nine Months Ended September 30, 2024	11,500	11,361	10,846	515
The outstanding 2026 Notes bear interest at a rate of 4.75% per year and will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. Additional interest and special interest may accrue on the 2026 Notes under certain circumstances as described in the 2026 Indenture. The conversion rate is 95.3516 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes (equivalent to a conversion price of $10.49 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2026 Indenture. The Company’s intent is to repay the principal amount of the 2026 Notes in cash and settle the conversion feature (if any) in shares of the Company’s common stock. As of September 30, 2025, none of the conditions allowing holders of the 2026 Notes to convert, or requiring the Company to repurchase the 2026 Notes, had been met.
As of September 30, 2025, there was $102.8 million in principal amount of 2026 Notes currently outstanding, which is classified as current portion of long-term debt.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.    Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2026 Notes, on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the 2026 Notes as of September 30, 2025 based on quoted market prices (a Level 2 fair value measurement), was comparable to the principal amount of $102.8 million.
6.    Stockholders’ Equity
Common and Preferred Stock
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first nine months of 2025 (in thousands):

Shares of common stock outstanding – December 31, 2024	61,493
Restricted stock awards, net of forfeitures	1,963
Shares withheld for taxes on vesting of stock awards	(461)
Purchases of treasury stock	(3,241)
Shares of common stock outstanding – September 30, 2025	59,754
As of September 30, 2025 and December 31, 2024, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
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
During the nine months ended September 30, 2025, the Company purchased 3.2 million shares of common stock under the program at a total cost of $16.2 million. The amount remaining under the Company’s share repurchase authorization as of September 30, 2025 was $25.1 million.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of the Company’s operating segments. Accumulated other comprehensive loss decreased from $79.5 million at December 31, 2024 to $66.2 million at September 30, 2025. For the three and nine months ended September 30, 2025 and 2024, currency translation adjustments recognized as a component of other comprehensive income were primarily attributable to the United Kingdom and Brazil.
During the nine months ended September 30, 2025, the exchange rates for the British pound and the Brazilian real strengthened by 7% and 17%, respectively, compared to the U.S. dollar, contributing to other comprehensive income of $13.3 million. During the nine months ended September 30, 2024, the exchange rates for the British pound strengthened by 5% compared to the U.S. dollar, while the Brazilian real weakened by 11%, contributing to other comprehensive income of $3.4 million.
7.    Income Taxes
Income tax provision for the three and nine months ended September 30, 2025 and 2024 was calculated using a discrete approach. This methodology was used because changes in the Company’s results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
For the three months ended September 30, 2025, the Company’s income tax expense was $1.4 million, which included certain discrete tax items and other non-deductible expenses, on pre-tax income of $3.3 million. This compares to an income tax expense of $2.2 million, which included adjustments to valuation allowances recorded against deferred tax assets and certain non-deductible expenses, on a pre-tax loss of $12.1 million for the three months ended September 30, 2024.
For the nine months ended September 30, 2025, the Company’s income tax expense was $3.9 million, which included the impact of adjustments to valuation allowances recorded against deferred tax assets, certain discrete tax items and other non-deductible expenses, on pre-tax income of $11.8 million. This compares to an income tax expense of $1.6 million, which included the impact of a goodwill impairment charge, other non-deductible expenses and adjustments to valuation allowances recorded against deferred tax assets, on a pre-tax loss of $24.8 million for the nine months ended September 30, 2024.
On July 4, 2025, the United States enacted tax reform legislation which resulted in changes to U.S. tax and related laws, including certain key federal income tax provisions applicable to multinational companies such as Oil States. These include, among others: the reinstatement of 100% bonus depreciation election for investments in qualifying property; the immediate deduction of domestic research and development expenditures; and manufacturing tax incentives related to goods sold outside the United States. The Company does not expect that these new laws and regulations will have a material impact on its consolidated financial position or results of operations.
8.    Net Income (Loss) Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerators:
Net income (loss)	$1,900	$(14,349)	$7,869	$(26,422)
Less: Income attributable to unvested restricted stock awards	(69)	—	(281)	—
Numerator for basic net income (loss) per share	1,831	(14,349)	7,588	(26,422)
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—	—
Numerator for diluted net income (loss) per share	$1,831	$(14,349)	$7,588	$(26,422)

Denominators:
Weighted average number of common shares outstanding	60,182	63,620	61,213	63,843
Less: Weighted average number of unvested restricted stock awards outstanding	(2,236)	(1,536)	(2,124)	(1,486)
Denominator for basic net income (loss) per share	57,946	62,084	59,089	62,357
Effect of dilutive securities:
Performance share units	70	—	55	—
Denominator for diluted net income (loss) per share	58,016	62,084	59,144	62,357

Net income (loss) per share:
Basic	$0.03	$(0.23)	$0.13	$(0.42)
Diluted	0.03	(0.23)	0.13	(0.42)
Shares issuable upon conversion of the Company’s 2026 Notes were excluded from each period due to, among other factors, the Company’s share price.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.    Long-Term Incentive Compensation
The following table presents a summary of activity for service-based restricted stock and stock unit awards, and performance-based stock unit awards for the nine months ended September 30, 2025 (in thousands):

	Service-based Restricted Stock	Performance- and Service-based Stock Units
Outstanding – December 31, 2024	1,513	1,033
Granted	1,571	297
Vested and distributed	(818)	(467)
Forfeited	(75)	—
Outstanding – September 30, 2025	2,191	863
Weighted average grant date fair value (2025 awards)	$5.31	$5.31
The restricted stock program consists of a combination of service-based restricted stock and stock units, as well as performance-based stock units. Service-based restricted stock awards vest on a straight-line basis over a term of three years. Service-based stock unit awards (180 thousand outstanding as of September 30, 2025) vest over one year, with the underlying shares issued at a specified future date. Performance-based stock unit awards vest at the end of a three-year period, with the number of shares ultimately issued under the program dependent upon achievement of predefined specific performance objectives based on the Company’s cumulative EBITDA over a three-year period.
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
Stock-based compensation expense recognized during the three and nine months ended September 30, 2025 totaled $1.9 million and $5.8 million, respectively. Stock-based compensation expense recognized during the three and nine months ended September 30, 2024 totaled $2.4 million and $6.4 million, respectively. As of September 30, 2025, there was $10.8 million of pre-tax compensation costs related to service-based and performance-based stock awards, which will be recognized in future periods as vesting conditions are satisfied.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.    Segments and Related Information
The Company operates through three operating segments: Offshore Manufactured Products, Completion and Production Services and Downhole Technologies. Financial information by operating segment as of and for the three and nine months ended September 30, 2025 and 2024 is summarized in the following tables (in thousands).

	Three Months Ended September 30, 2025
	Offshore Manufactured Products(1)	Completion and Production Services(2)	Downhole Technologies	Corporate(3)	Total
Revenues	$108,627	$27,525	$29,028	$—	$165,180

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	78,234	22,411	28,001	—	128,646
Selling, general and administrative expense	8,485	1,422	1,816	9,033	20,756
Depreciation and amortization expense	3,958	4,089	3,978	103	12,128
Impairments of operating lease assets	—	—	—	—	—
Other operating (income) loss, net	347	(1,345)	(100)	—	(1,098)
	91,024	26,577	33,695	9,136	160,432
Operating income (loss)	$17,603	$948	$(4,667)	$(9,136)	$4,748

Capital expenditures	$4,615	$3,763	$180	$148	$8,706
________________
(1)Operating income included charges of $0.6 million primarily associated with the consolidation and relocation of certain manufacturing and service locations.
(2)Operating income included $2.7 million of facility exit and other charges.
(3)Operating loss included $0.3 million of severance charges.

	Nine Months Ended September 30, 2025
	Offshore Manufactured Products(1)	Completion and Production Services(2)	Downhole Technologies(3)	Corporate(4)	Total
Revenues	$307,809	$91,468	$91,247	$—	$490,524

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	220,453	72,909	83,301	—	376,663
Selling, general and administrative expense	26,595	5,435	5,814	28,423	66,267
Depreciation and amortization expense	11,269	12,444	12,012	326	36,051
Impairments of operating lease assets	—	403	955	—	1,358
Other operating (income) loss, net	624	(6,051)	(52)	—	(5,479)
	258,941	85,140	102,030	28,749	474,860
Operating income (loss)	$48,868	$6,328	$(10,783)	$(28,749)	$15,664

Capital expenditures	$17,441	$9,113	$1,399	$233	$28,186
Total assets (as of September 30, 2025)	$555,097	$133,271	$258,384	$65,567	$1,012,319
________________
(1)Operating income included charges of $0.8 million primarily associated with the consolidation and relocation of certain manufacturing and service locations.
(2)Operating income included $5.8 million in asset impairment, facility exit and other charges.
(3)Operating loss included $1.2 million in asset impairment and other charges.
(4)Operating loss included $0.3 million of severance charges.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended September 30, 2024
	Offshore Manufactured Products(1)	Completion and Production Services(2)	Downhole Technologies(3)	Corporate	Total
Revenues	$102,234	$40,099	$32,015	$—	$174,348

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	71,494	36,546	28,549	—	136,589
Selling, general and administrative expense	8,497	3,401	2,559	8,297	22,754
Depreciation and amortization expense	3,631	5,749	4,121	134	13,635
Impairment of goodwill	—	—	—	—	—
Impairments of intangible assets	—	10,787	—	—	10,787
Impairments of operating lease assets	—	2,092	487	—	2,579
Other operating (income) loss, net	(698)	(209)	(48)	—	(955)
	82,924	58,366	35,668	8,431	185,389
Operating income (loss)	$19,310	$(18,267)	$(3,653)	$(8,431)	$(11,041)

Capital expenditures	$3,074	$4,084	$270	$—	$7,428
________________
(1)Operating income included $0.4 million of facility consolidation and other charges.
(2)Operating loss included $17.2 million of asset impairment, facility consolidation and exit, patent defense and other charges.
(3)Operating loss included $0.6 million of asset impairment and other charges.

	Nine Months Ended September 30, 2024
	Offshore Manufactured Products(1)	Completion and Production Services(2)	Downhole Technologies(3)	Corporate	Total
Revenues	$290,647	$133,812	$103,534	$—	$527,993

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	206,231	114,255	90,087	—	410,573
Selling, general and administrative expense	27,455	9,010	7,245	27,913	71,623
Depreciation and amortization expense	11,571	17,875	12,646	436	42,528
Impairment of goodwill	—	—	10,000	—	10,000
Impairments of intangible assets	—	10,787	—	—	10,787
Impairments of operating lease assets	—	2,092	487	—	2,579
Other operating (income) loss, net	1,120	(986)	(58)	—	76
	246,377	153,033	120,407	28,349	548,166
Operating income (loss)	$44,270	$(19,221)	$(16,873)	$(28,349)	$(20,173)

Capital expenditures	$11,847	$10,416	$1,026	$20	$23,309
Total assets (as of September 30, 2024)	$506,563	$158,338	$273,093	$56,147	$994,141
________________
(1)Operating income included $3.4 million of facility consolidation and other charges.
(2)Operating loss included $21.1 million of asset impairment, facility consolidation and exit, patent defense and other charges.
(3)Operating loss included $10.6 million in asset impairment and other charges.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following tables provide supplemental disaggregated revenue from contracts with customers by operating segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Three Months Ended September 30
Project-driven:
Products	$67,729	$58,164	$—	$—	$—	$—	$67,729	$58,164
Services	30,172	32,754	—	—	—	—	30,172	32,754
Total project-driven	97,901	90,918	—	—	—	—	97,901	90,918
Military and other products	10,726	11,316	—	—	—	—	10,726	11,316
Short-cycle products and services	—	—	27,525	40,099	29,028	32,015	56,553	72,114
	$108,627	$102,234	$27,525	$40,099	$29,028	$32,015	$165,180	$174,348

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Nine Months Ended September 30
Project-driven:
Products	$195,506	$171,053	$—	$—	$—	$—	$195,506	$171,053
Services	82,503	89,011	—	—	—	—	82,503	89,011
Total project-driven	278,009	260,064	—	—	—	—	278,009	260,064
Military and other products	29,800	30,583	—	—	—	—	29,800	30,583
Short-cycle products and services	—	—	91,468	133,812	91,247	103,534	182,715	237,346
	$307,809	$290,647	$91,468	$133,812	$91,247	$103,534	$490,524	$527,993
Revenues from products and services transferred to customers over time accounted for approximately 63% and 67% of consolidated revenues for the nine months ended September 30, 2025 and 2024, respectively. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of September 30, 2025, the Company had $300 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 16% of this remaining backlog is expected to be recognized as revenue over the remaining three months of 2025, with an additional 37% recognized in 2026 and the balance thereafter.
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
While we believe we are providing forward-looking statements expressed in good faith and on a reasonable basis, there can be no assurance that actual results will not differ from such forward-looking statements. The following are important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us:
•impacts related to changing U.S. and foreign trade policies, including increased trade restrictions or fluctuating tariffs, the impact of changes in diplomatic and trade relations, and the results of countermeasures and any tariff mitigation initiatives;
•production levels among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing nations (together with OPEC, “OPEC+”);
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
•general global economic conditions;
•global weather conditions and natural disasters, including hurricanes in the Gulf of America;
•changes in tax laws and regulations as well as volatility in the political, legal and regulatory environments in connection with the new U.S. presidential administration; including changes such as the One Big Beautiful Bill Act (the “OBBBA”);
•supply chain disruptions, including as a result of natural disasters, industrial accidents, additional trade restrictions or the adoption of or increase in tariffs, or the threat thereof;

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

Recent Developments
Brent and West Texas Intermediate (“WTI”) crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2025	$75.87	$68.07	$69.03
2024	82.92	$84.68	$80.01	$74.66	$80.52
WTI Crude (per bbl)
2025	$71.78	$64.57	$65.78
2024	77.50	$81.81	$76.43	$70.73	$76.61
Henry Hub Natural Gas (per MMBtu)
2025	$4.14	$3.19	$3.03
2024	2.15	$2.07	$2.11	$2.44	$2.19
________________
(1)Source: U.S. Energy Information Administration (spot prices).
The third quarter 2025 average spot price of WTI crude oil declined 8% from the first quarter 2025 average following the imposition of broad-based trade tariffs by the United States on imported goods and increased crude oil production by OPEC+. These actions have led to ongoing uncertainty regarding the future effect of reciprocal and other trade tariffs on the global economy as well as the future demand for and supply of crude oil, which has negatively impacted the demand for and pricing of our products and services provided to the U.S. land-based market during recent quarters.
The ultimate magnitude and duration of the trade conflict and increased crude oil production by OPEC+, and the related impacts on crude oil prices and the global economy, remain uncertain. While it is difficult for management to assess or predict with precision the broad future effect of these events on the global economy, the energy industry or the Company, management expects that it will continue to adversely affect demand for our products and services, particularly in the United States, over the balance of 2025 and possibly beyond.
On October 10, 2025, an explosion occurred at one of the facilities of a major U.S. supplier of explosive powders to the perforating industry. We obtain a majority of the powders used in the production of perforating charges and related products within our Downhole Technologies segment from this supplier. We are seeking to arrange alternative sources of these materials, but we expect this supply chain disruption to potentially adversely affect our ability to produce and market perforating products in the latter part of the fourth quarter of 2025 and possibly beyond.
We have implemented certain initiatives to optimize our operations and reduce future costs. These actions include: the consolidation, relocation and exit of certain operating locations; the exit of certain service offerings; reductions in our U.S. workforce as well as the realignment in 2024 of operations within two of our reportable segments. We also incurred legal costs associated with patent defense. As a result of these events, actions and assessments, our reported pre-tax results for the nine months ended September 30, 2024 included $23.4 million in non-cash goodwill, intangible and operating lease asset impairment charges as well as $11.8 million of facility consolidation and exit, patent defense and other charges. During the first nine months of 2025, we made the strategic decision to exit three additional service facilities, continued the exit of facilities closed in 2024 and further reduced headcount, incurring $8.1 million of associated pre-tax charges.
During the first nine months of 2025, we sold facilities, equipment and inventory for net proceeds of $13.8 million. Additionally, during the first nine months of 2025, we purchased $20.8 million principal amount of our 4.75% convertible senior notes due 2026 (the “2026 Notes”) and $16.2 million of our common stock.
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
On July 28, 2025, we amended our asset-based revolving credit facility (the “ABL Facility”) to reduce the facility size to $100.0 million, increase borrowing availability, lower interest charges and plan for the retirement of all 2026 Notes that remain outstanding at maturity in April of 2026.

Overview
Current and expected future pricing for WTI crude oil and natural gas, inflationary and tariff-driven cost increases, and expectations regarding the regulatory environment in the regions in which we operate are factors that will continue to influence our customers’ willingness to invest capital in their businesses. Expectations for the longer-term price for Brent crude oil will continue to influence our customers’ spending related to global offshore and international drilling and development and, thus, a significant portion of the activity of our Offshore Manufactured Products segment.
Crude oil and natural gas prices and levels of demand for crude oil and natural gas are likely to remain highly volatile due to numerous factors, including: geopolitical conflicts in Europe and the Middle East, along with associated international tensions; the moderate perceived risk of a global economic recession; the levels of domestic or international crude oil and natural gas production; technological advancements; consolidation of oil and gas producers; changes in governmental rules and regulations; sanctions; tariffs; the willingness of operators to invest capital in the exploration for and development of resources; use of alternative fuels; improved vehicle fuel efficiency; timing of capital investments in alternative energy sources; a more sustained movement to electric vehicles; and the potential for ongoing supply/demand imbalances.
U.S. drilling, completion and production activity and, in turn, our financial results, are sensitive to near-term fluctuations in commodity prices, particularly U.S. crude oil and natural gas prices, given the short-term, call-out nature of our U.S. operations.
Our Offshore Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities globally, as well as certain products and services to the offshore drilling and completion markets. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers’ longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 90% of Offshore Manufactured Products segment sales in the first nine months of 2025 were driven by our customers’ capital spending for products and services used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as “project-driven products and services”). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies and state-run national oil companies) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to change based on short-term fluctuations in the price of crude oil and natural gas. Deepwater oil and gas development projects may also be impacted by federal legislative and regulatory actions, including the OBBBA, which mandates that the Bureau of Ocean Energy Management conduct at least two offshore lease sales annually, of a minimum of 80 million acres (if available), in the Central and Western Gulf of America Planning Areas for the next 15 years. This segment also produces a variety of products for use in military, industrial and other applications outside the traditional energy industry. Additionally, we are investing in research and product development (and have been awarded select contracts and are bidding on additional projects) to facilitate the development of alternative energy sources, including offshore wind and deep-sea mineral gathering opportunities.
Backlog reported by our Offshore Manufactured Products segment increased to $399 million as of September 30, 2025 from $311 million as of December 31, 2024. Bookings totaled $145 million in the third quarter of 2025, yielding a quarterly book-to-bill ratio of 1.3x (1.3x year-to-date). The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2025	$357	$363	$399
2024	305	300	313	$311
2023	316	328	341	327
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
Demand for our completion-related products and services within our Completion and Production Services and Downhole Technologies segments is highly correlated to changes in the total number of wells drilled in the United States, total footage drilled, the number of drilled wells that are completed and changes in the completion (“frac”) count. The following table sets forth a summary of the U.S. drilling rig count, as measured by Baker Hughes Company, as of and for the periods indicated.

	As of October 24, 2025	Average for the
		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
United States Rig Count:
Land – Oil	399	403	465	441	475
Land – Natural gas and other	128	121	100	110	108
Offshore	23	16	21	15	21
	550	540	586	566	604
The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of September 30, 2025, oil-directed drilling accounted for 77% of the total U.S. rig count – with the balance largely natural gas related.
We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. Beginning in the first quarter of 2025, the United States imposed new or additional tariffs, through executive orders, on a variety of imported raw materials and products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. We continue to monitor the effects of the ever-evolving global trade landscape, including with respect to sanctions, tariffs, existing trade agreements, anti-dumping and countervailing duty regulations and more. For example, in the third quarter of 2025, U.S. tariffs on certain steel and other metal components we import from China substantially increased the cost of those products, and President Trump has threatened additional increased tariffs on goods imported from China as result of current Chinese trade policy. A portion of those tariffs might be overturned depending on the resolution of certain U.S. litigation. Specifically, the U.S. Supreme Court has agreed to hear a case determining whether a federal law giving the president certain emergency powers allowed President Trump to levy tariffs on nearly all goods imported into the United States through a series of executive orders. The Court is scheduled to begin hearing oral arguments on November 5, with a ruling on the challenges potentially expected at the end of 2025.
We cannot predict with certainty the duration of tariffs currently in place, the impact of any new or increased tariffs, or the impact of any retaliatory tariffs. If we encounter difficulty in procuring these raw materials and component products, or if the prices we pay for these products remain at current levels or increase and we are unable to pass corresponding cost increases on to our customers, our financial position, cash flows and results of operations would be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position, cash flows and results of operations.
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
Unaudited Consolidated Results of Operations
The following summarizes our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Variance	2025	2024	Variance
Revenues:
Products	$106,492	$100,798	$5,694	$314,385	$303,706	$10,679
Services	58,688	73,550	(14,862)	176,139	224,287	(48,148)
	165,180	174,348	(9,168)	490,524	527,993	(37,469)
Costs and expenses:
Product costs	85,561	79,167	6,394	249,826	236,807	13,019
Service costs	43,085	57,422	(14,337)	126,837	173,766	(46,929)
Cost of revenues (exclusive of depreciation and amortization expense presented below)	128,646	136,589	(7,943)	376,663	410,573	(33,910)
Selling, general and administrative expenses	20,756	22,754	(1,998)	66,267	71,623	(5,356)
Depreciation and amortization expense	12,128	13,635	(1,507)	36,051	42,528	(6,477)
Impairment of goodwill	—	—	—	—	10,000	(10,000)
Impairments of intangible assets	—	10,787	(10,787)	—	10,787	(10,787)
Impairments of operating lease assets	—	2,579	(2,579)	1,358	2,579	(1,221)
Other operating income, net	(1,098)	(955)	(143)	(5,479)	76	(5,555)
	160,432	185,389	(24,957)	474,860	548,166	(73,306)
Operating income (loss)	4,748	(11,041)	15,789	15,664	(20,173)	35,837

Interest expense, net	(1,773)	(1,824)	51	(5,043)	(5,986)	943
Other income, net	362	731	(369)	1,136	1,311	(175)
Income (loss) before income taxes	3,337	(12,134)	15,471	11,757	(24,848)	36,605
Income tax provision	(1,437)	(2,215)	778	(3,888)	(1,574)	(2,314)
Net income (loss)	$1,900	$(14,349)	$16,249	$7,869	$(26,422)	$34,291

Net income (loss) per share:
Basic	$0.03	$(0.23)		$0.13	$(0.42)
Diluted	0.03	(0.23)		0.13	(0.42)

Weighted average number of common shares outstanding:
Basic	57,946	62,084		59,089	62,357
Diluted	58,016	62,084		59,144	62,357

Unaudited Segment Results of Operations
We manage and measure our business performance in three operating segments: Offshore Manufactured Products, Completion and Production Services and Downhole Technologies. Supplemental financial information by operating segment for the three and nine months ended September 30, 2025 and 2024 is summarized below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Variance	2025	2024	Variance
Revenues:
Offshore Manufactured Products
Project-driven:
Products	$67,729	$58,164	$9,565	$195,506	$171,053	$24,453
Services	30,172	32,754	(2,582)	82,503	89,011	(6,508)
	97,901	90,918	6,983	278,009	260,064	17,945
Military and other products	10,726	11,316	(590)	29,800	30,583	(783)
	108,627	102,234	6,393	307,809	290,647	17,162
Completion and Production Services	27,525	40,099	(12,574)	91,468	133,812	(42,344)
Downhole Technologies	29,028	32,015	(2,987)	91,247	103,534	(12,287)
	$165,180	$174,348	$(9,168)	$490,524	$527,993	$(37,469)

Operating income (loss):
Offshore Manufactured Products(1)	$17,603	$19,310	$(1,707)	$48,868	$44,270	$4,598
Completion and Production Services(2)	948	(18,267)	19,215	6,328	(19,221)	25,549
Downhole Technologies(3)	(4,667)	(3,653)	(1,014)	(10,783)	(16,873)	6,090
Corporate(4)	(9,136)	(8,431)	(705)	(28,749)	(28,349)	(400)
	$4,748	$(11,041)	$15,789	$15,664	$(20,173)	$35,837
_______________
(1)During the three and nine months ended September 30, 2025, we recognized charges of $0.6 million and $0.8 million, respectively, within the Offshore Manufactured Products segment, associated primarily with the consolidation and relocation of certain manufacturing and service locations. During the three and nine months ended September 30, 2024, the segment incurred facility consolidation charges of $0.4 million and $3.4 million, respectively, associated primarily with the segment’s consolidation and relocation of a manufacturing and service location.
(2)During the three and nine months ended September 30, 2025, we recognized charges of $2.7 million and $5.8 million, respectively, within the Completion and Production Services segment, associated primarily with the exit of service locations. During the three and nine months ended September 30, 2024, the Completion and Production Services segment recognized charges of $17.2 million and $21.1 million, respectively, associated primarily with the exit of its flowback and well testing service offering, the consolidation and exit of certain underperforming service locations, and the defense of certain patents.
(3)During the nine months ended September 30, 2025, we recognized charges of $1.2 million within the Downhole Technologies segment, associated primarily with the exit of a leased facility. During the three and nine months ended September 30, 2024, the Downhole Technologies segment recognized charges of $0.6 million associated primarily with the exit of an underperforming location. Additionally, during the nine months ended September 30, 2024, the segment incurred a $10.0 million non-cash impairment charge related to goodwill reassigned to the business in connection with the realignment of operations between segments.
(4)During the three and nine months ended September 30, 2025, we recognized severance charges of $0.3 million within Corporate operations.
For further discussion of charges recognized during the three and nine months ended September 30, 2025 and 2024, see Note 2, “Asset Impairments and Other Charges and Credits,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
We reported net income for the three months ended September 30, 2025 of $1.9 million, or $0.03 per share. The reported third quarter net income included charges of $3.6 million ($2.8 million after tax, or $0.05 per share) associated primarily with the exit of U.S. land-based facilities and personnel reductions. These results compare to a net loss for the three months ended September 30, 2024 of $14.3 million, or $0.23 per share, which included charges of $18.2 million ($17.0 million after tax, or $0.27 per share) associated with the restructuring of certain of its U.S. land-based operations, facility consolidations and closures, patent defense and personnel reductions.
Our results of operations for the third quarter of 2025 reflect the impact of management’s decisions to exit certain underperforming locations and service offerings in the United States, as well as the effect of a reduction by operators in U.S. land-based activity levels due to lower crude oil prices, competitive market conditions and increased U.S. tariffs. These impacts were partially offset by stronger offshore and international project activity, supported by backlog growth over recent quarters.
Revenues. Consolidated total revenues in the third quarter of 2025 decreased $9.2 million, or 5%, from the third quarter of 2024 due primarily to our exit of underperforming service offerings and locations over the past 15 months and lower U.S. land-based activity levels. Excluding the impact of exited operations, consolidated revenues increased $7.2 million, or 5%, year-over-year.
Consolidated product revenues in the third quarter of 2025 increased $5.7 million, or 6%, from the third quarter of 2024, with the impact of higher customer demand for project-driven products partially offset by reduced U.S. customer demand for completion and perforating products. Consolidated service revenues in the third quarter of 2025 decreased $14.9 million, or 20%, from the third quarter of 2024. This decline was concentrated in the United States – driven by our exit of certain underperforming service offerings and locations and an industry-wide reduction in land-based activity levels.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended September 30, 2025 and 2024 (in thousands):

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
Three Months Ended September 30	2025	2024	2025	2024	2025	2024	2025	2024
Project-driven:
Products	$67,729	$58,164	$—	$—	$—	$—	$67,729	$58,164
Services	30,172	32,754	—	—	—	—	30,172	32,754
Total project-driven	97,901	90,918	—	—	—	—	97,901	90,918
Military and other products	10,726	11,316	—	—	—	—	10,726	11,316
Short-cycle:
Products	—	—	—	—	28,037	31,318	28,037	31,318
Services	—	—	27,525	40,099	991	697	28,516	40,796
Total short-cycle	—	—	27,525	40,099	29,028	32,015	56,553	72,114
	$108,627	$102,234	$27,525	$40,099	$29,028	$32,015	$165,180	$174,348
By destination:
Offshore and international	$102,660	$94,189	$12,984	$10,639	$7,712	$9,028	$123,356	$113,856
U.S. land	5,967	8,045	14,541	29,460	21,316	22,987	41,824	60,492
	$108,627	$102,234	$27,525	$40,099	$29,028	$32,015	$165,180	$174,348

As a percentage of total:
Offshore and international	75%	65%
U.S. land	25%	35%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) in the third quarter of 2025 decreased $7.9 million, or 6%, compared to the level reported in the third quarter of 2024.
Consolidated product costs in the third quarter of 2025 increased $6.4 million, or 8%, from the third quarter of 2024 driven primarily by higher project-driven sales volumes, lower fixed cost coverage in our U.S. manufacturing operations and increased tariff costs. Consolidated service costs in the third quarter of 2025 decreased $14.3 million, or 25%, from the third quarter of 2024, due to lower revenue levels and strategic actions implemented in our U.S. land-focused operations to improve reported results.

Selling, General and Administrative Expense. Selling, general and administrative expense was $20.8 million in the third quarter of 2025. This compares to an expense of $22.8 million in the third quarter of 2024, which included $1.3 million of costs associated with enforcing certain of our patents. Excluding these patent litigation costs, selling, general and administrative costs decreased $0.7 million, or 3%, from the third quarter of 2024, with the impact of lower professional fees and bad debt expense partially offset by higher incentive-based compensation expense.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.5 million, or 11%, in the third quarter of 2025 compared to the prior-year quarter. Note 10, “Segments and Related Information,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q presents depreciation and amortization expense by segment.
Impairments of Intangible Assets. In the third quarter of 2024, as a result of our decision to exit an underperforming service offering, our Completion and Production Services segment recognized non-cash impairment charges of $10.8 million to reduce the carrying amount of its long-lived intangible assets to estimated fair value. See Note 2, “Asset Impairments and Other Charges and Credits,” to the Unaudited Condensed Consolidated included in this Quarterly Report on Form 10-Q for additional discussion.
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
Operating Income (Loss). Our consolidated operating income was $4.7 million in the third quarter of 2025, which included $3.6 million in charges associated with facility consolidations and exits and other management actions. This compares to third quarter 2024 consolidated operating loss of $11.0 million, which included $13.4 million in non-cash intangible and operating lease asset impairment charges and $4.8 million of facility consolidation and other charges. Excluding these charges, operating income increased by $1.1 million year-over-year, with the impact of the decline in revenue and increased tariffs offset by actions taken to improve U.S. land-based operating results and lower depreciation and amortization expense.
Interest Expense, Net. Net interest expense totaled $1.8 million in the third quarter of 2025, which compares to $1.8 million in the same period of 2024. Interest expense as a percentage of total debt outstanding was approximately 7% in the third quarters of 2025 and 2024.
Income Tax. Income tax provision for the three months ended September 30, 2025 and 2024 was calculated using a discrete approach. This methodology was used because changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the three months ended September 30, 2025, our income tax provision was $1.4 million, which included the impact of valuation allowance adjustments recorded against deferred tax assets, certain discrete tax items and other non-deductible expenses, on pre-tax income of $3.3 million. This compares to an income tax provision of $2.2 million, which included the impact of changes in valuation allowances recorded against deferred tax assets and certain non-deductible expenses, on a pre-tax loss of $12..1 million for the three months ended September 30, 2024.
Other Comprehensive Income (Loss). Reported comprehensive income (loss) is the sum of reported net income (loss) and other comprehensive income (loss). Other comprehensive loss was $1.3 million in the third quarter of 2025 compared to other comprehensive income of $9.6 million in the third quarter of 2024 due to fluctuations in currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our operating segments. For the three months ended September 30, 2025 and 2024, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the third quarter of 2025, the exchange rate for the British pound weakened compared to the U.S. dollar while the Brazilian real strengthened compared to the U.S. dollar. In the third quarter of 2024, the exchange rates for the British pound and the Brazilian real strengthened compared to the U.S. dollar.

Segment Operating Results
Offshore Manufactured Products
Revenues. Our Offshore Manufactured Products segment revenues increased $6.4 million, or 6%, in the third quarter of 2025 compared to the third quarter of 2024 due to increased international and offshore project-driven product revenue, supported by backlog growth over recent quarters.
Operating Income. Our Offshore Manufactured Products segment reported operating income of $17.6 million in the third quarter of 2025, which included $0.6 million in facility consolidation and relocation charges. This compares to operating income in the third quarter of 2024 of $19.3 million, which included $0.4 million in facility consolidation and other charges. Excluding these charges, operating income declined $1.5 million year-over-year driven primarily by a shift in product and service mix and a gain of $1.0 million recognized on the sale of property and equipment in the prior-year period.
Backlog. Backlog in our Offshore Manufactured Products segment totaled $399 million as of September 30, 2025, with third quarter 2025 bookings of $145 million and a quarterly book-to-bill ratio of 1.3x.
Completion and Production Services
Revenues. Our Completion and Production Services segment revenues decreased $12.6 million, or 31%, in the third quarter of 2025 compared to the prior-year period, driven by the exit of underperforming service offerings and facilities over the past 15 months and lower U.S. land-based activity levels. Excluding the impact of exited operations, revenues increased $3.8 million, or 16%, year-over-year – driven primarily by higher customer activity levels in the Gulf of America and the Rocky Mountains.
Operating Income (Loss). Our Completion and Production Services segment reported operating income of $0.9 million in the third quarter of 2025, which included charges totaling $2.7 million associated primarily with the exit of service locations and personnel reductions. This compares to an operating loss of $18.3 million in the third quarter of 2024, which included charges totaling $17.2 million associated with facility consolidations and exits, the defense of patents and other management actions. Excluding these charges, the Completion and Production Services segment’s operating results improved $4.7 million from the prior-year period, primarily reflective of the segment’s U.S. land-based restructuring efforts.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $3.0 million, or 9%, in the third quarter of 2025 from the prior-year period, driven primarily by lower U.S. customer activity levels.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $4.7 million in the third quarter of 2025. This compares to an operating loss of $3.7 million in the third quarter of 2024, which included charges totaling $1.2 million associated with the exit of a facility, personnel reductions and a customer bankruptcy. Excluding charges, the Downhole Technologies operating results declined $2.2 million year-over-year, driven by the decline in revenues, lower manufacturing volumes and increased tariff costs.
Corporate
Operating Loss. Corporate expenses increased $0.7 million, or 8%, in the third quarter of 2025 from the prior-year period due primarily to higher incentive-based compensation expense, as well as $0.3 million of severance charges in the third quarter of 2025.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
We reported net income for the nine months ended September 30, 2025 of $7.9 million, or $0.13 per share. The reported first nine months net income included net charges and credits of $7.8 million ($6.1 million after tax, or $0.10 per share) associated with the restructuring of certain of our U.S. land-based operations, facility consolidations and closures, personnel reductions and debt extinguishment. These results compare to a net loss for the nine months ended September 30, 2024 of $26.4 million, or $0.42 per share, which included net charges and credits of $34.6 million ($31.6 million after tax, or $0.51 per share) associated with the restructuring of certain of its U.S. land-based operations, facility consolidations and closures, patent defense, personnel reductions and debt extinguishment.
Our results of operations for the first nine months of 2025 reflect the impact of management’s decision to exit certain underperforming locations and service offerings in the United States as well as the effect of a reduction by operators in U.S. land-based activity due to lower crude oil prices, competitive market conditions and increased U.S. tariffs. These impacts were partially offset by stronger offshore and international project activity, supported by backlog growth over recent quarters.
Revenues. Consolidated total revenues in the first nine months of 2025 decreased $37.5 million, or 7%, from the first nine months of 2024 reflective of our exit of underperforming service offerings and locations and lower U.S. land-based activity levels. Excluding the impact of exited operations, which generated $12.7 million and $64.3 million of revenues in the first nine months of 2025 and 2024, respectively, consolidated revenues increased $14.1 million year-over-year.
Consolidated product revenues in the first nine months of 2025 increased $10.7 million, or 4%, from the first nine months of 2024, with the impact of higher customer demand for connector, crane and valve products partially offset by a reduced U.S. customer demand for completion and perforating products. Consolidated service revenues in the first nine months of 2025 decreased $48.1 million, or 21%, from the first nine months of 2024. The majority of this decrease was in the United States – reflective of our exit of certain underperforming service offerings and locations and an industry-wide reduction in land-based activity levels.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the nine months ended September 30, 2025 and 2024 (in thousands):

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
Nine Months Ended September 30	2025	2024	2025	2024	2025	2024	2025	2024
Project-driven:
Products	$195,506	$171,053	$—	$—	$—	$—	$195,506	$171,053
Services	82,503	89,011	—	—	—	—	82,503	89,011
Total project-driven	278,009	260,064	—	—	—	—	278,009	260,064
Military and other products	29,800	30,583	—	—	—	—	29,800	30,583
Short-cycle:
Products	—	—	—	—	89,079	102,070	89,079	102,070
Services	—	—	91,468	133,812	2,168	1,464	93,636	135,276
Total short-cycle	—	—	91,468	133,812	91,247	103,534	182,715	237,346
	$307,809	$290,647	$91,468	$133,812	$91,247	$103,534	$490,524	$527,993
By destination:
Offshore and international	$287,521	$268,363	$37,852	$35,703	$23,334	$28,595	$348,707	$332,661
U.S. land	20,288	22,284	53,616	98,109	67,913	74,939	141,817	195,332
	$307,809	$290,647	$91,468	$133,812	$91,247	$103,534	$490,524	$527,993

As a percentage of total:
Offshore and international	71%	63%
U.S. land	29%	37%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) in the first nine months of 2025 decreased $33.9 million, or 8%, compared to the first nine months of 2024.

Consolidated product costs in the first nine months of 2025 increased $13.0 million, or 5%, compared to the first nine months of 2024 due primarily to the reported increase in product revenue as well as an unfavorable shift in product sales mix. Consolidated service costs in the first nine months of 2025 decreased $46.9 million, or 27%, compared to the first nine months of 2024, due to lower revenue levels and the strategic actions implemented in our U.S. land-based operations to improve reported results.
Selling, General and Administrative Expense. Selling, general and administrative expense totaled $66.3 million in the first nine months of 2025. This compares to an expense of $71.6 million in the first nine months of 2024, which included $2.7 million of costs associated with enforcing certain of our patents. Excluding these patent litigation costs, selling, general and administrative costs decreased $2.7 million, or 4%, from the prior-year period, due primarily to lower bad debt, marketing, information technology and commission expenses.
Depreciation and Amortization Expense. Depreciation and amortization expense in the first nine months of 2025 decreased $6.5 million, or 15%, compared to the prior-year period. Note 10, “Segments and Related Information,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q presents depreciation and amortization expense by segment.
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
Impairment of Operating Lease Assets. In the first nine months of 2025, management continued its restructuring efforts to reduce costs in its U.S. land-based operations, which included the decisions to exit two leased service locations. As a result of these decisions, our Completion and Productions Services and Downhole Technologies segments recognized non-cash impairment charges totaling $1.4 million in connection with its exit of leased locations. In the first nine months of 2024, management made strategic decisions to exit five leased service locations within our Completion and Production Services segment and one within our Downhole Technologies segment. As a result of these decisions, our Completion and Production Services and Downhole Technologies segments recognized non-cash impairment charges totaling $2.6 million to reduce the carrying amount of the related operating lease assets. See Note 2, “Asset Impairments and Other Charges and Credits,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Operating Income (Loss). Our consolidated operating income was $15.7 million in the first nine months of 2025, which included $1.4 million in non-cash operating lease asset impairment charges as well as charges totaling $6.8 million associated with facility consolidations and exits and other management actions. This compares to a consolidated operating loss of $20.2 million in the first nine months of 2024, which included $23.4 million in non-cash goodwill, intangible and operating lease impairment charges and $11.8 million associated with facility consolidations and exits, patent defense and other management actions. Excluding these charges, operating results improved by $8.8 million year-over-year, driven primarily by a $6.5 million decrease in depreciation and amortization expense, growth in offshore and international activity and actions taken to improve our U.S. land-based operating results.
Interest Expense, Net. Net interest expense totaled $5.0 million in the first nine months of 2025, which compares to $6.0 million in the first nine months of 2024. Interest expense as a percentage of total debt outstanding was approximately 7% in the first nine months of 2025 and 2024.
Income Tax. Income tax provision for the first nine months of 2025 and 2024 was calculated using a discrete approach. This methodology was used because changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the first nine months of 2025, our income tax provision was $3.9 million, which included the impact of changes in valuation allowances recorded against deferred tax assets, certain discrete tax items and other non-deductible expenses on pre-tax income of $11.8 million. This compares to an income tax provision of $1.6 million, which included the impact of a $10.0 million goodwill impairment charge, other non-deductible expenses and unfavorable changes in valuation allowances recorded against deferred tax assets, on a pre-tax loss of $24.8 million for the first nine months of 2024.

Other Comprehensive Income. Reported comprehensive income (loss) is the sum of reported net income (loss) and other comprehensive income. Other comprehensive income was $13.3 million in the first nine months of 2025 compared to other comprehensive income of $3.4 million in the first nine months of 2024 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For the first nine months of 2025 and 2024, currency translation adjustments recognized as a component of other comprehensive income were primarily attributable to the United Kingdom and Brazil. During the first nine months of 2025, the exchange rates for both the British pound and the Brazilian real strengthened compared to the U.S. dollar. This compares to the first nine months of 2024, when the exchange rates for the British pound strengthened compared to the U.S. dollar while the Brazilian real weakened compared to the U.S. dollar.
Segment Operating Results
Offshore Manufactured Products
Revenues. Our Offshore Manufactured Products segment revenues increased $17.2 million, or 6%, in the first nine months of 2025 compared to the first nine months of 2024 due primarily to increased demand for the segment’s international and offshore project-driven connector, crane and drilling products.
Operating Income. Our Offshore Manufactured Products segment reported operating income of $48.9 million in the first nine months of 2025, which included $0.8 million in facility consolidation and relocation charges. This compares to operating income of $44.3 million in the first nine months of 2024, which included $3.4 million in facility consolidation and other charges. Excluding these charges, the Offshore Manufactured Products segment’s operating income increased $2.1 million year-over-year due primarily to the reported revenue growth.
Backlog. Backlog in our Offshore Manufactured Products segment totaled $399 million as of September 30, 2025 compared to $311 million as of December 31, 2024. Bookings during the first nine months of 2025 were $393 million, yielding a book-to-bill ratio of 1.3x.
Completion and Production Services
Revenues. Our Completion and Production Services segment revenues decreased $42.3 million, or 32%, in the first nine months of 2025 compared to the first nine months of 2024, driven primarily by the exit of underperforming U.S. service offerings and facilities and lower U.S. land-based activity levels. Excluding the impact of exited operations, which generated revenues of $12.7 million and $64.3 million, respectively, in the first nine months of 2025 and 2024, revenues increased $9.3 million year-over-year.
Operating Income (Loss). Our Completion and Production Services segment reported operating income of $6.3 million in the first nine months of 2025, which included charges totaling $5.8 million primarily associated with the exit of service locations and personnel reductions. This compares to an operating loss of $19.2 million in the first nine months of 2024, which included charges totaling $21.1 million associated with facility consolidations and exits, the defense of patents and other management actions. Excluding these charges, the Completion and Production Services segment’s operating results improved $10.2 million from the prior-year period, due primarily to a $5.4 million reduction in depreciation and amortization expense and implemented cost reduction measures.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $12.3 million, or 12%, in the first nine months of 2025 from the first nine months of 2024, driven primarily by lower U.S. customer activity levels and competitive market conditions.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $10.8 million in the first nine months of 2025, which included charges totaling $1.2 million primarily associated with the exit of a leased facility. This compares to an operating loss of $16.9 million reported in the first nine months of 2024, which included the $10.0 million non-cash goodwill impairment charge related to the segment realignment in the first quarter of 2024 and $1.2 million in charges related to the exit of a facility, personnel reductions and a customer bankruptcy. Excluding charges, the Downhole Technologies segment’s operating results declined $3.9 million from the prior-year period, due primarily to the decrease in activity levels, lower fixed-cost coverage and higher U.S. tariffs.
Corporate
Operating Loss. Corporate expenses in the first nine months of 2025 increased $0.4 million, or 1%, from the first nine months of 2024, due primarily to the incurrence of $0.3 million of severance charges.

Liquidity, Capital Resources and Other Matters
Our primary liquidity needs are to fund operating and capital expenditures, new product development, general working capital needs and debt repayment, including the repayment of the 2026 Notes prior to their maturity on April 1, 2026. In addition, capital has been used to fund share repurchases and fund strategic business acquisitions. Our primary sources of funds are cash flow from operations and proceeds from borrowings under our ABL Facility and, less frequently, capital markets transactions.
Operating Activities
Cash flows from operations totaled $55.0 million during the first nine months of 2025, compared to $27.7 million generated by operations during the first nine months of 2024.
During the first nine months of 2025, $9.9 million was provided by net working capital decreases, which includes increases in deferred revenues, accounts payable and accrued liabilities, partially offset by the unfavorable impact of increases in inventory and accounts receivable. During the first nine months of 2024, $13.2 million was used to fund net working capital increases, primarily due to an activity-driven increase in inventories, the payment of accrued 2023 short- and long-term cash incentives in the first quarter of 2024 and a decrease in accounts payable, partially offset by the favorable impact of a decrease in accounts receivable.
Investing Activities
Net cash used in investing activities during the first nine months of 2025 totaled $14.5 million, compared to $8.3 million used in investing activities during the first nine months of 2024.
Capital expenditures totaled $28.2 million and $23.3 million during the first nine months of 2025 and 2024, respectively. These investments were offset by proceeds from the sale of property, equipment and assets held for sale of $13.8 million and $15.4 million during the first nine months of 2025 and 2024, respectively.
Financing Activities
During the first nine months of 2025, net cash of $39.4 million was used in financing activities, which included the purchase of $20.8 million principal amount of our outstanding 2026 Notes for $20.3 million in cash and the repurchase of 3.2 million shares of our common stock (or 5% of our common stock outstanding as of January 1, 2025) for $16.2 million. This compares to $20.2 million of cash used in financing activities during the first nine months of 2024, which included the purchase of $11.5 million principal amount of our outstanding 2026 Notes for $10.8 million in cash and the repurchase of $5.1 million of our common stock.
As of September 30, 2025, we had cash and cash equivalents totaling $67.1 million, which compared to $65.4 million as of December 31, 2024.
As of September 30, 2025, we had no borrowings outstanding under our ABL Facility, $102.8 million principal amount of our 2026 Notes outstanding and other debt of $2.6 million. Our reported interest expense included amortization of deferred financing costs of $1.2 million during the first nine months of 2025. For the first nine months of 2025, our contractual cash interest expense was $5.0 million, or approximately 6% of the average principal balance of debt outstanding.
We believe that cash on-hand, cash flow from operations and borrowing capacity available under the ABL Facility will be sufficient to meet our liquidity needs in the coming twelve months, including full retirement of our 2026 Notes upon maturity on April 1, 2026. If our plans or assumptions change, or are inaccurate, we may need to raise additional capital from other sources. Our ability to obtain capital to repay debt, for general liquidity needs and for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global banking and financial markets and other factors, many of which are beyond our control. For companies like ours that support the energy industry, disruptions affecting the availability of capital have in the past and may in the future negatively impact the value of our common stock and may reduce our ability to access capital in the bank and capital markets or result in such capital being available on less favorable terms, which could negatively affect our liquidity.
In March 2024, the SEC finalized rules relating to the disclosure of a range of climate-related information (the “Rules”). The Rules were temporarily stayed by the SEC in April 2024 pending judicial review, and in March 2025, the SEC announced it would end its defense of the Rules. Litigation challenging the Rules was held in abeyance in March 2025 and remains in abeyance until the SEC reconsiders the challenged Rules by notice-and-comment rulemaking or renews its defense of the Rules. Although the SEC’s rules are unlikely to become effective, certain states have enacted or are considering the adoption of similar rules. Thus, the ultimate impact on our business is uncertain, and we and our customers may incur increased compliance costs related to the assessment and disclosure of climate-related risks. For more information on our risks related to climate change, see the risk factors in “Part I, Item 1A. Risk Factors” included in our 2024 Annual Report on Form 10-K titled, “Our and our customers’ operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide,” “The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations” and “Increasing attention to ESG matters may impact our business.”
Stock Repurchase Program. In October 2024, our Board of Directors authorized $50.0 million for repurchases of our common stock, par value $0.01 per share, through October 2026. Subject to applicable securities laws, such purchases will be at such times and in such amounts as we deem appropriate.
During the nine months ended September 30, 2025, $16.2 million in repurchases of common stock were made under this program. The amount remaining under our share repurchase authorization as of September 30, 2025 was $25.1 million.
Revolving Credit Facility. Our senior secured credit facility provides for an asset-based revolving credit facility (the “ABL Facility”) under which credit availability is subject to a borrowing base calculation.
The ABL Facility is governed by a credit agreement (amended July 28, 2025 by that certain Fifth Amendment to Credit Agreement and First Amendment to Guaranty and Security Agreement) with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto (as amended, the “ABL Agreement”). The ABL Agreement matures on February 16, 2028. See Note 4, “Long-term Debt,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the ABL Agreement.
As of September 30, 2025, we had $13.4 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of September 30, 2025 was $73.2 million, calculated based on the then-current borrowing base less outstanding letters of credit.
2026 Notes. We issued $135.0 million aggregate principal amount of the 2026 Notes pursuant to an indenture, dated as of March 19, 2021 (the “2026 Indenture”), between us and Computershare Trust Company, National Association, as successor trustee. As of September 30, 2025, we have purchased a cumulative $32.3 million principal amount of the 2026 Notes for $31.1 million in cash, with $102.8 million principal amount outstanding. The outstanding 2026 Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted.
The 2026 Indenture contains certain events of default, including certain defaults by us with respect to other indebtedness of at least $40.0 million. See Note 4, “Long-term Debt,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the 2026 Notes. As of September 30, 2025, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
Our total debt represented 13% and 16% of our combined total debt and stockholders’ equity as of September 30, 2025 and December 31, 2024, respectively.
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
Off-Balance Sheet Arrangements. As of September 30, 2025, we had no off-balance sheet arrangements.

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
Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2025, we had no floating-rate obligations outstanding under our ABL Facility. The use of floating-rate obligations would expose us to the risk of increased interest expense in the event of increases in short-term interest rates.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first nine months of 2025, our reported foreign currency exchange losses were $1.1 million and are included in “other operating (income) expense, net” in the consolidated statements of operations.
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of our operating segments. Our accumulated other comprehensive loss decreased $13.3 million from $79.5 million as of December 31, 2024 to $66.2 million as of September 30, 2025, due to changes in currency exchange rates. During the nine months ended September 30, 2025, the exchange rates for the British pound and the Brazilian real strengthened by 7% and 17%, respectively, compared to the U.S. dollar.

ITEM 4. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 at the reasonable assurance level.
(ii) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(b) None.
(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
July 1 through July 31, 2025	—	$—	—	$29,262,936
August 1 through August 31, 2025	731,181	5.12	731,181	25,484,896
September 1 through September 30, 2025	70,420	5.51	65,918	25,119,827
Total	801,601	$5.15	797,099
________________
(1)Average price paid per share excludes the impact of excise taxes.
(2)During the three-month period ended September 30, 2025, 4,502 shares were acquired from employees in connection with the settlement of income tax or related benefit withholding obligations arising from vesting of stock awards.
(3)In October 2024, our Board of Directors authorized $50.0 million for repurchases of our common stock, par value $0.01 per share, through October 2026. As of September 30, 2025, $24.9 million of share repurchases have been made under this authorization.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
Rule 10b5-1 Trading Arrangement
During the three months ended September 30, 2025, no director or executive officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K) related to securities of our company.

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

10.1	—
Fifth Amendment to Credit Agreement, dated July 28, 2025, among Oil States International, Inc., as Borrower, the Lenders from time to time thereto, and Wells Fargo Bank, National Association as Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on July 31, 2025 (File No. 001-16337)).

10.2*	—	Form of Non-Employee Director Deferred Stock Grant Notice and Agreement under the Company’s Second Amended and Restated Equity Participation Plan.

10.3+*	—	Form of Non-Employee Director Restricted Stock Agreement under the Company’s Second Amended and Restated Equity Participation Plan.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
---------

*	Filed herewith.
**	Furnished herewith.
+	Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date:	October 31, 2025	By:	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)