Form 10-K
period 2025-12-31
OIL STATES INTERNATIONAL, INC
filed 2026-03-04
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

Form 10-K
___________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
NYSE Texas
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

As of June 30, 2025, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $303,757,961.

As of February 20, 2026, the number of shares of common stock outstanding was 60,206,305.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

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
•the financial health of our customers;
•the impact of the ongoing military actions in Europe and the Middle East and the risk of military action in South America, or any similar future military actions or unrest, including, but not limited to, energy market disruptions, supply chain disruptions and increased costs, government sanctions, and delays or potential cancellation of planned customer projects;
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
•changes in tax laws and regulations as well as volatility in the political, legal and regulatory environments in connection with the U.S. presidential administration; including changes such as the One Big Beautiful Bill Act (the “OBBBA”);

•supply chain disruptions, including as a result of natural disasters, industrial accidents, military actions, additional trade restrictions or the adoption of or increase in tariffs, or the threat thereof;
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
Item 1. Business
Our Company
Oil States International, Inc., through its subsidiaries, is a global provider of manufactured products and services to customers in the energy, military and industrial sectors. The Company’s manufactured products include highly engineered capital equipment and consumable products. Oil States is headquartered in Houston, Texas with manufacturing and service facilities strategically located across the globe. Our customers include many national oil and natural gas companies, major and independent oil and natural gas companies, offshore drilling companies and other oilfield service, defense and industrial companies. We operate through three business segments – Offshore Manufactured Products, Completion and Production Services and Downhole Technologies – and maintain a leadership position with certain of our product and service offerings in each segment. In this Annual Report on Form 10‑K, references to the “Company” or “Oil States,” or to “we,” “us,” “our,” and similar terms are to Oil States International, Inc. and its consolidated subsidiaries.
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
Our Business Strategy
We have historically grown our product and service offerings organically, through capital spending, and strategic acquisitions. Our investments are focused in areas where we expect to be able to expand market share through our new and existing technology offerings and where we believe we can achieve an attractive return on our investment. Given the highly cyclical nature of select U.S. service lines, we strategically implemented restructuring actions in our U.S. land-based businesses to improve future operating margins. As part of our long-term strategy, we continue to: seek opportunities for offshore and international business expansion; strategically optimize our U.S. land-based operations; market new technology offerings; invest in research and development; and fund organic capital expenditures to enhance our cash flows, leverage our cost structure and increase our stockholders’ returns. For additional discussion of our business strategy, please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
Recent Developments
Increased capital investments by our offshore and international customers in 2025 was offset by a decline in U.S. land-based investments, competitive market conditions, increased product costs (discussed below) and management’s decision to exit certain underperforming locations, service lines and product offerings in the United States.
Our U.S. land-based operations in 2025 suffered from the impact of a 15% decline in the 2025 average spot price of West Texas Intermediate (“WTI”) crude oil from the 2024 average following increased crude oil production by OPEC+. In addition, the imposition of broad based trade tariffs by the United States has led to ongoing uncertainty regarding the future effect of reciprocal and other trade tariffs on the global economy. These factors have negatively impacted the demand for and pricing of our products and services provided to the U.S. land-based market and increased the cost of certain products we manufacture in the United States compared to 2024 levels.
We implemented certain initiatives in 2025 to further optimize our operations and reduce future costs. These actions were concentrated in our U.S. land-focused operations and included: the consolidation, relocation and exit of certain operating locations; the exit of certain product and service offerings; the continued exit of facilities closed in 2024; and reductions in our U.S. workforce. We also assessed the carrying value of certain long-lived and other assets based on the industry outlook regarding overall demand for and pricing of our products and services, other market considerations and management decisions. As a result of these events, actions and assessments, our reported pre-tax results for 2025 included $121.1 million in non-cash asset impairment charges as well as $11.6 million of costs associated with facility exits and other charges. We also sold facilities, equipment and inventory for net proceeds of $20.2 million in 2025.
On July 4, 2025, the United States enacted tax reform legislation through the OBBBA, which resulted in changes to U.S. tax and related laws, including certain key federal income tax provisions applicable to multinational companies such as ours. These changes include, among others: the reinstatement of 100% bonus depreciation election for investments in qualifying property; the immediate deduction of domestic research and development expenditures; and manufacturing tax incentives related to goods sold outside the United States.
During 2025, we generated cash flow from operations of $105.1 million and materially delevered with the purchase of $70.8 million principal amount of our 4.75% convertible senior notes due April 1, 2026 (the “2026 Notes”). We also repurchased 3.3 million shares of our common stock for $16.6 million.
On January 28, 2026, we entered into an amended and restated cash-flow based credit agreement (the “Cash Flow Credit Agreement”) providing for aggregate lender commitments of up to: $75.0 million under a revolving credit facility (the “Revolving Credit Facility”) and $50.0 million under a multi-draw term loan facility (the “Term Loan Facility”), replacing our existing asset-based credit agreement (the “ABL Agreement”). See Note 16, “Subsequent Event,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information regarding the Cash Flow Credit Agreement.

Our Industry
We provide a broad range of products and services to our customers through each of our business segments. See Note 13, “Segments and Related Information,” to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for financial information by segment along with a geographical breakout of revenues and long-lived assets for each of the three years in the period ended December 31, 2025. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and natural gas industry, particularly upon the willingness of our customers to invest capital in the exploration for and development of crude oil and natural gas reserves. Our customers’ capital spending programs are generally based on their outlook for near-term and long-term commodity prices, as well as economic growth, commodity demand and estimates of resource production, and regulatory pressures. As a result, demand for our products and services is largely sensitive to expectations regarding future crude oil and natural gas prices.
Our historical financial results reflect the cyclical nature of the oilfield services industry – witnessed by periods of increasing and decreasing activity in each of our operating segments. As discussed previously, we saw continued growth and recovery in offshore and international project activity in 2025, offset by weaker U.S. activity due to a decline in crude oil prices from 2024 levels following production increases by OPEC+ and operator well completion efficiencies. For additional information about activities in each of our segments, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Demand for the products and services supplied by our Offshore Manufactured Products segment is primarily driven by the longer-term outlook for commodity prices. In this regard, exploration and production companies generally evaluate their capital expenditure commitments for offshore (particularly deepwater) and international projects based on the longer-term outlook for commodity prices since they are expensive to drill and complete and have long lead times to first production. Bidding and quoting activity, along with customer orders, for offshore and international projects remained strong in 2025, following improvements in recent years in the longer-term outlook for the sustainability of crude oil and natural gas demand. With these market improvements, we grew our backlog and related project-driven revenues in 2025.
Demand for our Completion and Production Services segment is primarily affected by well completion activity in the United States, including the Gulf of America, and, to a lesser extent, the rest of the world. U.S. well completion activity and, in turn, our Completion and Production Services segment results, are sensitive to near-term fluctuations in West Texas Intermediate (“WTI”) crude oil and natural gas prices, given the shorter lead times for investment and the call-out nature of our operations in the segment.
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
Offshore Manufactured Products
Overview
For the years ended December 31, 2025 and 2024, our Offshore Manufactured Products segment generated 64% and 57%, respectively, of our consolidated revenue. Through this segment, we provide technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, military and other energy applications, as well as certain products and services to offshore drilling and completion markets. Products and services used primarily in deepwater producing regions include our FlexJoint® technology, advanced connector systems, high-pressure riser systems, managed pressure drilling systems, compact valves, deepwater mooring systems, cranes, subsea pipeline products, offshore installation services and inspection and repair services. In addition, we recently introduced other products and services used by non-oil and gas customers, including subsea mineral gathering systems, offshore wind designs, geothermal products and services, valves and sound and vibration dampening products used in naval military applications. We have facilities globally that support our Offshore Manufactured Products segment.

Market
The market for products and services offered by our Offshore Manufactured Products segment centers primarily on the development of infrastructure for offshore production facilities and their subsequent operations, exploration and drilling activities, and to a lesser extent, aboard vessel construction, refurbishments or upgrades. Demand for oil and natural gas, and the related drilling and production in offshore areas throughout the world, particularly in deeper water, drive spending for these activities.
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
Backlog
Offshore Manufactured Products’ backlog consists of firm customer purchase orders for which contractual commitments exist and delivery is scheduled. Backlog in our Offshore Manufactured Products segment was $435 million as of December 31, 2025, compared to $311 million as of December 31, 2024. We expect approximately 50% of our backlog as of December 31, 2025 to be recognized as revenue during 2026. In some instances, these purchase orders are cancellable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. While backlog cancellations have historically been insignificant, material cancellations could occur in the future. We believe backlog is an important indicator of future Offshore Manufactured Products’ shipments and revenues; however backlog as of any particular date may not be indicative of our actual operating results for any future period. The offshore construction and development business is characterized by lengthy projects and a “long lead-time” order cycle. The change in backlog levels from one period to the next does not necessarily evidence a long-term trend.
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
Customers and Competitors
We market our products and services to a broad customer base, including end-users, engineering and design companies, prime contractors, and at times, our competitors through outsourcing arrangements. No customer in this segment represented more than 10% of our total consolidated revenue in any period presented. Our main competitors in this segment include Baker Hughes Company, Hutchinson Group (a subsidiary of Total S.A.), NOV Inc., OneSubsea (a joint venture between SLB, Aker Solutions and Subsea 7) and TenarisHydril (a division of Tenaris S.A.).
Completion and Production Services
Overview
For the years ended December 31, 2025 and 2024, our Completion and Production Services segment generated 17% and 24%, respectively, of our consolidated revenue. Our Completion and Production Services segment includes equipment and services that are used to establish and maintain the flow of oil and natural gas from a well throughout its life cycle. In this segment, our operations primarily include completion-focused equipment and services, which are used in both onshore and offshore applications throughout the completion and production phases of a well’s life cycle. Prior to the sale of our remaining drilling rigs in August 2024, our operations included land drilling services in the United States. Several operating locations and service offerings in this segment were restructured during 2024 and 2025.

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
As of December 31, 2025, we provided completion and production services through eight locations serving our customers in the United States, including the Gulf of America, and international markets. Employees in our Completion and Production Services segment typically rig up and operate our equipment on the well site for our customers. Our equipment is primarily used during the completion and production stages of a well. We provide our services and equipment based on daily rates which vary depending on the type of equipment, the complexity of activities and the length of the job. We own patents or have patents pending covering some of our technology, particularly in our downhole extended-reach technology product line. Our customers in this segment include major, independent and private oil and gas companies and other large oilfield service companies. No customer in this segment represented more than 10% of our total consolidated revenue in any period presented. Competition in the Completion and Production Services segment is widespread and includes many smaller companies, although we also compete with the larger oilfield service companies for certain equipment and services.
Downhole Technologies
Overview
For the years ended December 31, 2025 and 2024, our Downhole Technologies segment contributed 18% and 19%, respectively, of our consolidated revenue. This segment provides oil and gas perforation systems, downhole tools and services in support of completion, intervention, wireline and well abandonment operations. This segment designs, manufactures and markets its consumable engineered products to oilfield service as well as exploration and production companies.
Market
Similar to our Completion and Production Services segment, demand for our Downhole Technologies segment products is predominantly tied to land-based oil and natural gas exploration and production activity levels in the United States and abroad, and well decommissioning activity internationally. The primary drivers for this activity are the price of crude oil and, to a lesser extent, natural gas. Activity levels have been, and we expect will continue to be, highly correlated with hydrocarbon commodity prices. Demand for this segment’s products is also influenced by continued trends toward longer lateral lengths, increased frac stages and more perforation clusters to target increased unconventional well productivity.
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

Seasonality of Operations
Our operations are directly impacted by customer budgets and seasonal weather conditions in certain areas in which we operate, most notably in the Rocky Mountain region of the United States, where severe winter weather conditions can restrict access to work areas. In addition, summer and fall completion and drilling activity can be restricted due to hurricanes and other storms prevalent in the Gulf of America and along the Gulf Coast. As a result, full-year results are not likely to be a direct multiple of any particular quarter or combination of quarters.
Human Capital
Employees
As of December 31, 2025, we had a total of 2,172 full-time employees – with 63% in our Offshore Manufactured Products segment, 13% in our Completion and Production Services segment, 20% in our Downhole Technologies segment and 4% in our corporate headquarters. We were party to collective bargaining agreements covering approximately 450 employees located outside the United States as of December 31, 2025. We believe we have good labor relations with our employees.
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
Hiring, Training and Development of our Workforce
Our employee hiring, training, career development and retention practices are key to our success. We are committed to the principles of equal employment opportunity and prohibit all forms of unlawful discrimination in accordance with applicable law. We strive to cultivate a workplace where all employees feel valued and have a sense of belonging. We recruit and train our workforce while providing competitive wages and benefits. Our industry is cyclical, leading to varying headcount needs during industry cycles. We prioritize retaining our experienced employees for manufacturing and field positions to the extent possible.
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
The more significant of these existing environmental and occupational health and safety laws and regulations include the following U.S. legal standards, as amended from time to time:
•the Clean Air Act (“CAA”), which restricts the emission of air pollutants from many sources and imposes various pre-construction, operational, monitoring and reporting requirements, and that, historically, the EPA has relied upon as authority for adopting climate change regulatory initiatives relating to greenhouse gas (“GHG”) emissions, though the Trump Administration has made proposals to repeal or otherwise modify the EPA’s GHG “Endangerment Finding,” which underpins the majority of the EPA’s GHG emissions regulations;
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
•Lease development. Previous administrations have at times called for revisions and restrictions to the leasing and permitting programs for oil and gas development on federal lands and, for a time, suspended federal oil and gas leasing activities. For example, in 2023, the DOI published a final offshore leasing program for 2024-2029. The areas offered for leasing in the 2024-2029 program were the smallest since federal offshore leasing for oil and gas development began. However, more recently, the OBBBA mandated that the Bureau of Ocean Energy Management (“BOEM”) conduct a minimum of thirty lease sales in the Gulf of America through 2040. BOEM conducted the first lease sale required under the OBBBA in December 2025. In addition to the lease sales required under the OBBBA, the Secretary of the Interior issued a proposed National Outer Continental Shelf Oil and Gas Leasing Program in November 2025, which includes 34 sales through 2031. However, future actions taken by the federal government to limit the availability of new oil and gas leases would adversely impact the oil and gas industry and impact demand for our products and services. Separately, in April 2024, the federal Bureau of Land Management (“BLM”) finalized a rule that would limit flaring from well sites on federal lands, among other requirements. This rule is currently subject to litigation, though the litigation is currently being held in abeyance while the Trump Administration considers revisions to the rule. In December 2025, the BLM announced it would delay enforcement of the impending regulatory compliance deadlines under that rule while it is under reconsideration.
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
•Offshore marine safety. Regulatory agencies such as the federal Bureau of Safety and Environmental Enforcement and BOEM may issue new or amended rulemakings regarding deepwater leasing, permitting or drilling that could result in more stringent or costly restrictions, delays or cancellations to our oil and gas exploration and production customers with respect to their offshore operations or significantly increase financial assurances of operators for decommissioning of offshore facilities on the Outer Continental Shelf. Our customers’ compliance with such new, more stringent legal requirements may result in increased costs for our customers and could adversely affect, delay or curtail new or ongoing drilling and development efforts by our customers. Outside of the United States, there are countries and provincial, regional, tribal or local jurisdictions therein where our customers are conducting business that also have, or may be developing, regulatory initiatives or analogous controls that regulate the permitting and regulatory safety and performance aspects of those customers’ development and production activities, which could significantly restrict, delay or cancel the leasing, permitting, development or expansion of an offshore energy project or substantially increase the cost of doing business offshore.
•Ground-level ozone standards. In 2015, the EPA under the Obama Administration issued a final rule under the CAA, making the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone more stringent. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone and, more recently, in December 2020, the EPA (under the first Trump Administration) published a final action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis. We cannot predict what further actions, if any, and on what timeline, the EPA may take with respect to these regulations, though state implementation of a revised NAAQS could, among other things, require installation of new emission controls on some of our or our customers’ equipment, result in longer permitting timelines, and significantly increase our or our customers’ capital expenditures and operating costs.
•Waters of the United States. There continues to be uncertainty on the federal government’s applicable jurisdictional reach under the Clean Water Act over waters of the United States (“WOTUS”), including wetlands as the EPA and the U.S. Army Corps of Engineers (“Corps”) have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach. Following legal actions on the final rule issued in January 2023 and the U.S. Supreme Court decision in Sackett v. EPA, the EPA issued a rule redefining WOTUS in September 2023, the implementation of which is currently split by jurisdiction. In November 2025, the Trump Administration issued a proposed rule to revise the definition of WOTUS and expand certain exemptions, though the substance and timing of any final action remains uncertain at this time.

•Climate change. In the United States, no comprehensive climate change legislation has been implemented at the federal level. Certain federal laws, such as the IRA 2022, have been enacted to advance numerous climate-related objectives. However, certain of these initiatives have been paused, repealed or otherwise modified due to the passage of the OBBBA. Moreover the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. However, following the change in U.S. presidential administrations, proposals have been made to repeal or otherwise modify these requirements and the EPA’s GHG “Endangerment Finding,” which underpins the majority of EPA’s GHG regulations. We cannot predict whether such efforts will ultimately be successful. The IRA 2022 also imposes the first-ever federal fee on the emission of GHGs through a methane emissions charge, which the EPA has finalized regulations to implement, although the rule was repealed in March 2025 by a Joint Resolution of Disapproval under the Congressional Review Act and the EPA subsequently issued a final rule removing the rule from the Code of Federal Regulations. The OBBBA has since postponed the implementation of the methane emissions charge until 2034. Additionally, in December 2023, the EPA published a final rule that established the so-called Quad Ob new source and Quad Oc first-time existing source standards of performance under applicable agency regulations established at 40 C.F.R. Part 60 for methane and volatile organic compound emissions for the crude oil and natural gas source category. However, the rule is currently being challenged and, in December 2025, the EPA finalized a rule to extend various compliance deadlines in Quad Ob and Quad Oc. As a result, we cannot predict the scope of any final methane regulatory requirements, or the expected cost to comply with such requirements, but any such increase in regulatory scope and oversight may increase compliance expenditures or mitigation costs for our or our customers’ operations. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as greenhouse gas cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which requires nations to submit non-binding GHG emissions reduction goals every five years after 2020, though the United States is not currently a party to the Paris Agreement. Litigation risks are also increasing, as a number of states, municipalities and other plaintiffs have sought to bring suit against oil and natural gas companies in state or federal court, alleging, among other things, that such energy companies created public nuisances by producing fuels that contributed to global warming effects or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. Additionally, our access to capital may be impacted by climate change policies as stockholders and bondholders currently invested in carbon-intensive energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to carbon-intensive energy companies also have become more attentive to sustainable lending and investment practices that favor “clean” power sources such as wind and solar, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, several states have enacted or are considering enhanced climate-related disclosure requirements. Such enhanced disclosure could increase our operating costs and may also lead to reputational or other harm with customers, regulators or other stakeholders, with varied and sometimes conflicting expectations and standards. These changes could also increase our litigation risks relating to alleged climate-related damages resulting from our operations, statements alleged to have been made by us or others in our industry regarding climate-change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimation with respect to calculation and reporting GHG emissions. Finally, increasing concentrations of GHG in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events, as well as chronic shifts in temperature and precipitation patterns. For more information, see our risk factor titled “Climate events could adversely impact our operations or those of our customers or suppliers.”
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
Business and Operating Risks
Demand for the majority of our products and services is substantially dependent on the levels of expenditures by companies in the crude oil and natural gas industry. Ongoing uncertainties related to future crude oil demand and the willingness of operators to invest in U.S. land-based drilling, completion and production activities given an increased focus on capital discipline has reduced the demand for, and the prices we are able to charge for, our products and services. This has had and may in the future have a material adverse effect on our financial condition and results of operations.
Demand for most of our products and services depends substantially on the level of capital expenditures invested in the oil and natural gas industry. Ongoing uncertainties related to future crude oil demand and the willingness of operators to invest in U.S. land-based drilling, completion and production activities given efficiencies gained and an increased focus on capital discipline have resulted in an oversupply of many of our products and services leading to competitive pressures and reduced prices we can charge our customers for these services and products. A continuation or worsening of these conditions may result in a material adverse impact on our financial condition, results of operations and cash flows.
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
•national government political requirements, including oil and gas production levels among members of OPEC+ and government policies which could nationalize or expropriate oil and natural gas exploration, production, refining or transportation assets;
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
The markets in which we operate are highly competitive and certain of them, particularly those supporting U.S. land driven activities, have relatively few barriers to entry. The principal competitive factors in our markets are product, equipment and service quality, availability, responsiveness, experience, technology, safety performance and price. In some of our product and service offerings, we compete with the oil and natural gas industry’s largest oilfield service providers. These large national and multi-national companies have greater financial, technical and other resources, and greater name recognition than we do. Several of our competitors provide a broader array of services and have a stronger presence in more geographic markets. In addition, we compete with many smaller companies capable of competing effectively on a regional or local basis. Our competitors may be able to respond more quickly to new or emerging technologies and services, and changes in customer requirements. Many contracts are awarded on a bid basis, which further increases competition based on price. As a result of competition, we may lose market share or be unable to maintain or increase prices for our present products and services, or to acquire additional business opportunities, which has had and may in the future have a material adverse effect on our business, financial condition and results of operations.
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
We believe that our success depends upon our ability to employ and retain key personnel with both technical and business expertise. As observed in the U.S. shale play regions such as the Permian Basin in 2023, during periods of increased activity, the demand for such personnel is high, and the supply is limited. When these events occur, our cost structure increases and our growth potential could be impaired. Conversely, during periods of reduced activity, such as 2024 and 2025, we are forced to reduce headcount and implement other cost-saving measures which could lead skilled personnel to migrate to other industries. Other opportunities in our industry and market interest in alternative energy sources may also make it more difficult for us to attract and retain employees who may prefer employment opportunities other than our business. The inability to attract, or the loss of, key personnel to competitors or companies in other industries could adversely affect us.
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
Our information and operational technology systems, and those of our vendors, suppliers, customers and other business partners, may experience various security threats, including cybersecurity threats designed to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the safety of our employees, threats to our infrastructure, or third-party infrastructure; and terrorist attacks or related threats. Cybersecurity attacks in particular are evolving and have increased in frequency. Cybersecurity attacks are becoming more sophisticated and include, but are not limited to, ransomware attacks, credential stuffing, phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence) and other attempts to gain unauthorized access to data for purposes of extortion or other malfeasance. Although we devote resources to protect the systems and data we rely on in our business, including through monitoring, procedural safeguards, and employee training, our information and operational technology systems may still be subject to cyberattacks or security breaches, including as a result of employee error, malfeasance or other threats. The realization of any of these threats could lead to the unauthorized access, corruption, loss, or disclosure of proprietary and sensitive data, including proprietary information, intellectual property, and employee or customer data. Additionally, such incidents could lead to misdirected wire transfers, operational downtime, environmental damage, disruptions to key communications and services, and could significantly impair our ability to fulfill customer obligations and comply with legal and regulatory requirements. In addition, the evolving nature of data security regulations globally presents challenges, as compliance requires continual updates to our policies and practices to address new standards and avoid penalties. While we utilize various procedures and controls to monitor these security threats and mitigate our exposure to such threats and other disruptions, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. No security measure is infallible. The interconnected nature of modern technology means that weaknesses or breaches within the systems of third-party vendors, suppliers, or business partners could significantly impact our operations, potentially introducing vulnerabilities into our own systems despite our safeguards. If a security breach or cyberattack were to materialize, it could lead to the loss, disclosure, or hindrance of sensitive information (including our intellectual property, and employee and customer data), critical infrastructure, personnel or capabilities essential to our operations. In addition, a cyberattack or security breach could result in liability resulting from data privacy or cybersecurity claims, liquidated or other contractual damages, regulatory penalties, damage to our reputation, significant negative press coverage, long-lasting loss of confidence in us, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material adverse effect on our reputation, financial position, results of operations, or cash flows. As cyberattacks continue to evolve, we may be required to allocate additional resources to strengthen our cybersecurity infrastructure, enhance employee training programs, or implement emerging technologies to address new threats.
We depend on several significant customers in each of our business segments, and the loss of one or more such customers or the inability of one or more such customers to meet their obligations to us, could adversely affect our results of operations.
While no customer accounted for more than 10% of our consolidated revenues in 2025, 2024 or 2023, the loss of a significant portion of customers in any of our business segments, or a sustained decrease in demand by any of such customers, could result in a loss of revenues and could have a material adverse effect on our results of operations. In addition, the concentration of customers in one industry impacts our overall exposure to credit risk, in that customers may be similarly affected by changes in economic and industry conditions. While we perform ongoing credit evaluations of our customers, we do not generally require collateral in support of our accounts receivables.
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

The ongoing military actions in Europe and the Middle East and the risk of military action in South America could adversely affect our business, financial condition and results of operations.
The ongoing military conflicts in Europe and the Middle East and the risk of military action in South America could cause market and other disruptions that could adversely affect us, such as: volatility in crude oil and natural gas prices, which can adversely affect demand for our products and services; further supply chain constraints and disruptions, or increased prices for certain raw materials and component parts, such as steel, forgings and explosive products, that are used in products we manufacture and other products needed by our customers in connection with their ongoing operations; instability in financial markets; higher inflation; delays or cancellations of planned projects by our customers due to rising costs; changes in currency rates; and increases in cyberattacks and espionage. In addition, governments in the European Union, the United States, the United Kingdom, Switzerland and other countries have enacted sanctions against Russia and Russian interests as a result of Russia’s invasion of Ukraine. Such sanctions, and other measures, as well as existing and potential further responses from Russia or other countries to such sanctions, could exacerbate the foregoing risks. Any of these developments could adversely affect our business, financial condition and results of operations.
Climate events could adversely impact our operations or those of our customers or suppliers.
Severe weather events in the areas in which we or our customers or suppliers operate, such as hurricanes, floods and prolonged periods of cold weather, whether from climate change or otherwise, can cause disruptions and, in some cases, delays in, or suspension of, our operations and those of our customers or suppliers. Seasonal differences in weather in the areas in which we operate, most notably in the Rocky Mountain region of the United States, where severe winter weather conditions occur, can also restrict our operations and those of our customers or suppliers. In addition, summer and fall completion and drilling activity can be restricted due to hurricanes and other storms prevalent in the Gulf of America and along the Gulf Coast. As a result of these seasonal differences, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.
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
Inflation in wages, materials, parts, equipment and other costs, including as a result of tariffs imposed on certain of the goods and materials we import, has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers for our products and services. For example, in 2025, U.S. tariffs on certain steel and other metal components we import from China substantially increased the cost of those products, and President Trump has threatened additional increased tariffs on goods imported from China as result of current Chinese trade policy. In addition, the existence of inflation in the economy has and may continue to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor and materials, weakening exchange rates and other similar effects.
We may be unable to access the capital and credit markets or borrow on affordable terms to obtain additional capital that we may require.
We rely on our liquidity to pay our operating and capital expenditures, principal payments on debt (including the full retirement of our 2026 Notes upon maturity on April 1, 2026), interest, taxes and other similar costs. Historically, we have sought to finance the operation of our business primarily with cash on-hand and cash provided by operating activities, but we have also relied on the bank and capital markets. A recession or long-term market correction could negatively impact the value of our common stock, our access to capital or our liquidity or ability to generate cash from operations in the near- and long-term. If we are unable to access the bank and capital markets on favorable terms, or if we are not successful in raising capital at an attractive cost within the time period required or at all, we may not be able to grow or maintain our business, which could have a material adverse effect on our business, results of operations and financial condition.
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
Given the cyclical nature of our business, a severe prolonged downturn could negatively affect the value of our goodwill and other intangible and long-lived assets.
As of December 31, 2025, goodwill and other intangible and long-lived assets represented 8%, 4% and 29%, respectively, of our total assets. We record goodwill when the consideration we pay in acquiring a business exceeds the fair market value of the tangible and separately measurable intangible net assets of that business. We are required to at least annually review the goodwill and other intangible and long-lived assets of our applicable reporting units (Offshore Manufactured Products, Completion and Production Services and Downhole Technologies) for impairment in value and to recognize a non-cash charge against earnings causing a corresponding decrease in stockholders’ equity if circumstances, some of which are beyond our control, indicate that the carrying amounts will not be recoverable.
As further discussed in Note 2, “Summary of Significant Accounting Policies,” in 2025 we recognized intangible and other long-lived asset impairment charges of $91.9 million in our Downhole Technologies reporting unit due to, among other factors, reduced future cash flow expectations given weak energy market conditions resulting from the decline in U.S. land-based customer activity levels, competitive market conditions, increased U.S. tariffs on imported materials and managements decisions. In 2025 we also recognized non-cash operating lease impairment charges of $1.3 million within our Completion and Production Services segment related to facility closures.
While no other provisions for goodwill or other intangible and long-lived asset impairment were recognized during 2025, it is possible that we could recognize goodwill or other intangible and long-lived asset impairment losses in the future if, among other factors:
•global economic and industry conditions deteriorate;
•the outlook for future profits and cash flow for any of our reporting units deteriorate as the result of many possible factors, including, but not limited to, increased or unanticipated competition, increased trade restrictions or tariffs, lack of technological development, reductions in customer capital spending plans, loss of key personnel or customers, adverse legal or regulatory developments, future operating losses at a reporting unit, downward forecast revisions, or restructuring plans;
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
•import-export controls, including tariffs and duties on imported and exported goods;
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
We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. Beginning in the first quarter of 2025, the United States imposed new or additional tariffs, through executive orders, on a variety of imported raw materials and products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. We continue to monitor the effects of the ever-evolving global trade landscape, including with respect to sanctions, tariffs, existing trade agreements, anti-dumping and countervailing duty regulations and more. For example, in the third quarter of 2025, U.S. tariffs on certain steel and other metal components we import from China substantially increased the cost of those products, and President Trump has threatened additional increased tariffs on goods imported from China as result of current Chinese trade policy. We cannot predict with certainty the duration of tariffs currently in place, the impact of any new or increased tariffs, or the impact of any retaliatory tariffs. If we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products remain at current levels or increase and we are unable to pass corresponding cost increases on to our customers, our financial position, cash flows and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position, cash flows and results of operations.
We export certain physical products outside of the United States. Violations of export control restrictions including the Export Administration Regulations and the International Traffic in Arms regulations could result in significant sanctions including fines, more onerous compliance requirements, or restrictions on export privileges or the loss of authorizations needed to conduct aspects of our international business.
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
•we may face difficulties obtaining or maintaining insurance coverage to the extent we do not meet the sustainability- or environmental-related conditions or requirements of our insurers;
•the counterparties to our insurance contracts may pose credit risks; and
•we may incur losses from interruption of our business or cybersecurity attacks that exceed our insurance coverage.
We might be unable to protect our intellectual property rights and we may be subject to litigation if another party claims that we have infringed upon its intellectual property rights.
We rely on a variety of intellectual property rights that we use in our businesses, including our patents and proprietary rights relating to our FlexJoint®, Merlin®, Evolv® and SmartStart Plus® technologies, and intervention and downhole extended-reach tools (including our HydroPull® tool) utilized in the completion or workover of oil and natural gas wells. The market success of our technologies will depend, in part, on our ability to obtain, secure, maintain and enforce our proprietary rights in these technologies and to safeguard our trade secrets and non-public information. We may not be able to successfully preserve these intellectual property rights and these rights could be invalidated, circumvented or challenged by third parties. In addition, we may be required to expend significant amounts of money pursuing and defending our intellectual property rights, and these proceedings may not ultimately be successful. In addition, we face risks related to the global nature of our business, as the laws of some foreign countries in which our products and services may be sold may provide less robust protection of enforcement mechanisms than those available in the United States. If any of our patents or other intellectual property rights are determined to be invalid or unenforceable, or if a court or other tribunal limits the scope of claims in a patent or fails to recognize our trade secret rights, our competitive advantages could be significantly reduced in the relevant technology, allowing competition for our customer base to increase, adversely affecting our competitive position.
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
Our oil and natural gas producing customers dispose of flowback water or certain other oilfield fluids gathered from oil and natural gas producing operations in accordance with permits issued by government authorities overseeing such disposal activities. In recent years, wells in the United States used for the disposal by injection of flowback water or certain other oilfield fluids below ground into non-producing formations have been associated with an increased number of seismic events. In response, regulators in states in which our customers operate, from time to time, have adopted additional requirements related to seismicity and its potential association with hydraulic fracturing. See “Part I, Item 1. Business–Environmental and Occupational Health and Safety Matters” for more discussion on these seismicity matters. The introduction of new environmental laws and regulations related to the disposal of wastes associated with the exploration or production of hydrocarbons could limit or prohibit the ability of our customers to utilize underground injection wells. As a result, our customers may have to limit disposal well volumes, disposal rates or locations and, in some instances those customers, or third-party disposal well operators that are used by those customers to dispose of the customers’ wastewater, may be obligated to shut down disposal wells, which developments could adversely affect our customers’ business and result in a corresponding decrease in the need for our products and services, which could have a material adverse effect on our business, results of operations and financial condition.
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

Compliance with these regulations and other regulatory initiatives, or any future new environmental laws and regulations could, among other things, require us or our customers to install new or modified emission controls on equipment or processes, incur longer permitting timelines, and incur increased capital or operating expenditures, which costs may be significant. Additionally, one or more of these developments that impact our oil and natural gas exploration and production customers could reduce demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.
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
The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. For example, the U.S. federal government has, in recent years, issued executive orders, new legislation, and regulatory initiatives pursuing action on climate change, including the IRA 2022. However, President Trump has signed several Executive Orders rescinding many of the previous administration’s climate-related initiatives, including withdrawing from the Paris Agreement and pausing the disbursement of certain IRA 2022 funding, and the Trump Administration has made various proposals to repeal or otherwise modify requirements related to GHG emissions. As a result, our operations as well as the operations of our oil and natural gas exploration and production customers are subject to a series of regulatory, political, financial and litigation risks and uncertainty associated with the production and processing of fossil fuels and emission of GHGs. See “Part I, Item 1. Business – Environmental and Occupational Health and Safety Matters” for more discussion on these risks.
The adoption and implementation of new international, federal or state executive actions, legislation, regulations or regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming fossil fuels, and thereby reduce demand for oil and natural gas, which could reduce demand for our services and products. Additionally, political, financial, reputational and litigation risks may result in our oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner, which also could reduce demand for our services and products. Moreover, the increased competitiveness of alternative energy sources (such as wind, solar, nuclear, geothermal, tidal and biofuels), could reduce demand for hydrocarbons, and therefore demand for our products and services, which would have an adverse effect on our business and results of operations. One or more of these developments could have a material adverse effect on our business, financial condition and results of operations.
The ESA, the Migratory Bird Treaty Act and other laws intended to protect certain species of wildlife govern our and our oil and natural gas exploration and production customers’ operations, which constraints could have an adverse impact on our ability to expand some of our existing operations or limit our customers' ability to develop new oil and natural gas wells.
In the United States, the ESA and comparable state laws were established to protect endangered and threatened species. Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”). The U.S. Fish and Wildlife Service (“FWS”) under the Biden Administration published an advanced notice of proposed rulemaking to codify a general prohibition on incidental take while establishing a process to regulate or permit exceptions to such a prohibition. The Trump Administration has since withdrawn that advanced notice of proposed rulemaking and, in April 2025, the U.S. Department of the Interior issued a memorandum that reinstated the interpretation that the MBTA’s prohibition only applies to “affirmative actions that have as their purpose the taking or killing of migratory birds, their nests, or their eggs.” Oil and natural gas operations in our operating areas may be adversely affected by seasonal or permanent restrictions on drilling and completion activities designed to protect various wildlife, which may limit our ability to operate in protected areas. Permanent restrictions imposed to protect endangered and threatened species could prohibit drilling and completion activities in certain areas or require the implementation of expensive mitigation measures.
Moreover, the FWS may make determinations on the listing of numerous species as endangered or threatened under the ESA. For example, the FWS published a rule listing two distinct population segments of the lesser prairie-chicken under the ESA, a species found in some states where we operate, including Texas, Oklahoma and Colorado. The dunes sagebrush lizard, located in west Texas and New Mexico, has also been listed as endangered under the ESA. Further, agencies may also enact protections related to critical habitats of listed species, which require federal agencies to ensure their actions are not likely to destroy or adversely modify the critical habitat. For example, in 2023 the National Marine Fisheries Service proposed to designate certain waters in the Gulf of America as critical habitat for the Rice’s whale under the ESA. While the agency has agreed to finalize the critical habitat by July 2027, the designation of previously unidentified endangered or threatened species or their critical habitats could indirectly cause us to incur additional costs, cause our or our oil and natural gas exploration and production customers’ operations to become subject to operating restrictions or bans, and limit future development activity in affected areas, which could reduce demand for our products and services to those customers.
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
Increasing attention to sustainability and environmental matters may impact our business.
Companies across all industries are facing increasing scrutiny from investors, customers, employees, regulatory bodies and other stakeholders related to their sustainability and environmental practices. Companies which do not adapt to or comply with such stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for sustainability-and environmental-related issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected. Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for our customers’ hydrocarbon products and our products and services, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets, or ability to attract and retain a talented workforce. Increasing attention to climate change, for example, may result in demand shifts for our customers’ hydrocarbon products and additional governmental investigations and private litigation against those customers.
Our Board’s Nominating, Governance and Sustainability Committee is responsible for overseeing and managing our sustainability and environmental initiatives. Committee members review the implementation and effectiveness of our sustainability and environmental programs and policies. We have sought to strengthen our sustainability and environmental performance through certain voluntary operational strategies, including, for example (i) pursuing a goal to reduce GHG emissions generated by us; (ii) seeking to co-locate certain of our facilities and common processes, where feasible, to mitigate our GHG emission impacts; (iii) pursuing the implementation of alternative energy systems (for example, solar power) at certain of our facilities, where applicable; (iv) seeking to identify and select low-impact energy providers, where geographically available; (v) evaluating the addition of an onboard system for our trucks that would link to integral vehicle systems to reduce vehicle idling time on work locations; and (vi) purchasing alternative fueled vehicles to reduce carbon-based emissions and improved technology offerings, as fleet replacements occur from time to time, among others. Despite our governance designs to pursue and oversee these matters, however, we cannot guarantee that we will be able to implement any of the opportunities we may review or explore, or, for any opportunities we do choose to implement, to implement them successfully and within a specific timeframe or across all operational assets. Moreover, we note that even with our governance oversight in place, we may not be able to adequately identify or manage sustainability- and environmental-related risks and opportunities, which may include failing to achieve sustainability- and environmental-related strategies and goals or inadvertently increasing certain risks with some stakeholders in an attempt to address those of other stakeholders.
Also, despite any aspirational goals, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate sustainability- or other environmental-related goals, but we cannot guarantee that we will be able to implement such goals because of changes in activity levels, potential costs or technical or operational obstacles. Certain statements or initiatives with respect to sustainability and environmental matters that we may pursue or assert are increasingly subject to heightened scrutiny from the public and governmental authorities, as well as other parties. Regulators, such as the SEC and various state agencies, as well as nongovernmental organizations and other private actors have filed lawsuits under various securities and consumer protection laws alleging that certain sustainability and environmental statements, goals or standards were misleading, false or otherwise deceptive. Certain employment practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. More recent political developments could result in increased criticism or litigation risks from certain “anti-ESG” parties, including various governmental agencies. Such sentiment may focus on our environmental or social commitments (such as reducing GHG emissions) or our potential pursuit of certain employment practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Consideration of sustainability- and environmental-related factors in our decision-making could be subject to increasing scrutiny and objection from such parties. As a result, we may be subject to pressure in the media or through other means, such as governmental investigations, enforcement actions, or other proceedings, all of which could adversely affect our reputation, business, financial performance, market access and growth. Accordingly, there may be increased costs related to reviewing, implementing and managing such policies, as well as compliance and litigation risks based both on positions we do or do not take, or work we do or do not perform.
The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations.
In August 2022, former President Biden signed the IRA 2022 into law. The IRA 2022 contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives or similar future incentives could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for oil and gas and consequently adversely affect the business of our customers, thereby reducing demand for our products and services. However, the Trump Administration has taken steps to reduce or eliminate certain incentives, including those for zero-emission vehicles, and the OBBBA eliminates electric vehicle credits previously available for new and used electric and commercial fleets. We cannot predict whether or not these regulatory repeals will ultimately be successful or if future administrations may seek to restore incentives and further promote or mandate the adoption of electric vehicles. In addition, the IRA 2022 amended the federal CAA to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the offshore and onshore petroleum and natural gas production and gathering and boosting source categories. Regulations to implement the methane emissions charge were finalized in November 2024, but Congress repealed those regulations in February 2025 under the Congressional Review Act. Moreover, the OBBBA delayed the implementation of the methane emissions charge until 2034. We cannot predict if the Trump Administration and/or Congress may take further actions with respect to the IRA 2022 or the methane emissions charge, or the ultimate impact of such actions may have on our business or results of operations.
Changes to applicable tax laws and regulations may result in our incurring additional income tax liabilities, which could have a material adverse effect on our business, results of operations and financial condition.
We are subject to various complex and evolving U.S. federal, state and local and non-U.S. taxes. U.S. federal, state and local and non-U.S. tax laws, policies, statutes, rules, regulations or ordinances could be implemented, interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect. For example, the Organisation for Economic Co-operation and Development (the “OECD”), an international association of 38 countries that includes the United States, has adopted a set of international tax model rules known as the “Pillar Two” framework, a central component of which is the imposition of a global minimum corporate tax rate of 15%. On January 5, 2026, the OECD released administrative guidance under the Pillar Two framework, which introduces certain safe harbors for multinational groups headquartered in certain eligible jurisdictions effective from January 1, 2026. While these safe harbors may reduce the applicability of minimum tax to our structure, it does not eliminate the minimum tax entirely and we continue to monitor the impact to our structure.
For such safe harbors to be effective in the taxing jurisdictions in which we operate, such jurisdictions must adopt these Pillar Two safe harbors in their domestic legislation. To the extent that such safe harbors are not adopted or are adopted in a manner different than as set forth in the administrative guidance described above, our tax compliance obligations and Pillar Two income tax liabilities could be greater than expected. The above contemplated changes in applicable tax laws and regulations may have a material adverse effect on our business, results of operations and financial condition.
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
Item 2. Properties
We own and lease numerous manufacturing facilities, service centers, sales and administrative offices, storage yards and data processing centers in support of our worldwide operations. The following presents the location of our principal owned or leased facilities, by segment as of December 31, 2025.
Offshore Manufactured Products – Rio de Janeiro and Macae, Brazil; Aberdeen and West Lothian, Scotland; Rayong, Thailand; Singapore; Batam, Indonesia; Navi Mumbai, India; Las Palmas, Spain; Abu Dhabi, UAE; and in the United States: Arlington and Houston, Texas; Oklahoma City, Oklahoma and Houma, Louisiana.
Completion and Production Services – Houston, Texas; New Iberia, Broussard and Houma, Louisiana; Rock Springs, Wyoming; Williston, North Dakota and Renton, Washington in the United States; and Red Deer, Alberta, Canada.
Downhole Technologies – Nunn, Colorado; Tulsa, Oklahoma; Millsap, Fort Worth, Lampasas and Midland, Texas; Casper, Wyoming; and Clearfield, Pennsylvania in the United States; and Aberdeen, Scotland.
Our principal corporate offices are located in Houston, Texas.

We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing additional suitable space upon the expiration of our current lease terms.
Item 3. Legal Proceedings
Information regarding legal proceedings is set forth in Note 14, “Commitments and Contingencies,” of the Consolidated Financial Statements included in this Annual Report on Form 10‑K and is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
•Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Information
Our authorized common stock consists of 200,000,000 shares of common stock. There were 60,206,305 shares of common stock outstanding as of February 20, 2026. The approximate number of record holders of our common stock as of February 20, 2026 was 150. Our common stock is traded on the New York Stock Exchange (“NYSE”) and NYSE Texas under the ticker symbol “OIS”.
We have not declared or paid any cash dividends on our common stock since our initial public offering in 2001 and, while permitted, our Cash Flow Credit Agreement limits the payment of dividends. For additional discussion of such restrictions, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our Board considers relevant.
Performance Graph
The following graph and table compare the cumulative five-year total stockholder return on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Stock Index, the PHLX Oil Service Sector index, an index of oil and gas related companies that represent an industry composite of our peer group, and a customized peer group of twelve companies, with the individual companies listed in footnote (1) below, respectively for the period from December 31, 2020 to December 31, 2025. The graph and chart show the value at the dates indicated of $100 invested as of December 31, 2020 and assume the reinvestment of all dividends. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Oil States International, Inc., the S&P 500 Index,
the PHLX Oil Service Sector Index, our Peer Group(1)

$250
$200
$150
$100
$50
12/20
12/21
12/22
12/23
12/24
12/25
Oil States International, Inc.
Peer Group
S&P 500
PHLX Oil Service Sector

	2020	2021	2022	2023	2024	2025
Oil States International, Inc.	$100.00	$99.00	$148.61	$135.26	$100.80	$134.86
Peer Group(1)	$100.00	$105.25	$150.24	$162.20	$181.63	$196.02
PHLX Oil Service Sector	$100.00	$120.74	$194.98	$198.71	$175.53	$181.73
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
____________________
(1)The twelve companies included in our customized peer group (“Peer Group”) are: Archrock, Inc., Core Laboratories N.V., Expro Group Holdings N.V., Forum Energy Technologies, Inc., Helix Energy Solutions Group, Inc., Innovex International, Inc., (Dril-Quip, Inc., prior to merger), NPK International, Inc. (formerly Newpark Resources, Inc.), Oceaneering International, Inc., ProPetro Holding Corp., RPC, Inc., Select Water Solutions, Inc. (formerly Select Energy Services, Inc.), and TETRA Technologies, Inc.
Information used in the graph and table was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information. Used with permission.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through October 31, 2025	—	$—	—	$25,119,827
November 1 through November 30, 2025	67,944	6.15	67,944	24,697,477
December 1 through December 31, 2025	—	—	—	24,697,602
Total	67,944	$6.15	67,944
____________________
(1)Average price paid per share excludes the impact of excise taxes.
(2)In October 2024, our Board of Directors authorized $50.0 million for repurchases of our common stock, par value $0.01 per share, through October 2026. As of December 31, 2025, $25.3 million of share repurchases have been made under this authorization.

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing in “Part II Item 8 Financial Statements and Supplementary Data.” This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on our current expectations, estimates and projections about our business operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of numerous factors, including the known material factors set forth in “Part I, Item 1A. Risk Factors.” You should read the following discussion and analysis together with our Consolidated Financial Statements and the notes to those statements included elsewhere in this Annual Report on Form 10‑K in order to understand factors, such as business combinations, charges and credit and financing transactions, which may impact comparability from period to period.
We provide a broad range of manufactured products and services to customers in the energy, military and industrial sectors through our Offshore Manufactured Products, Completion and Production Services and Downhole Technologies segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to invest capital in the exploration for and development of crude oil and natural gas reserves. Our customers’ capital spending programs are generally based on their cash flows and their outlook for near-term and long-term commodity prices, making demand for our products and services sensitive to expectations regarding future crude oil and natural gas prices, as well as economic growth, commodity demand and estimates of resource production and regulatory pressures.
Recent Developments
Brent and WTI crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2025	$75.87	$68.07	$69.03	$63.65	$69.14
2024	82.92	$84.68	$80.01	$74.66	$80.52
WTI Crude (per bbl)
2025	$71.78	$64.57	$65.78	$59.62	$65.39
2024	77.50	$81.81	$76.43	$70.73	$76.61
Henry Hub Natural Gas (per MMBtu)
2025	$4.14	$3.19	$3.03	$3.73	$3.52
2024	2.15	$2.07	$2.11	$2.44	$2.19
________________
(1)Source: U.S. Energy Information Administration (spot prices).
As can be derived from the table above, the 2025 average spot price of WTI crude oil declined 15% from the 2024 average following increased crude oil production by OPEC+. In addition, the imposition of broad based trade tariffs by the United States has led to ongoing uncertainty regarding the future effect of reciprocal and other trade tariffs on the global economy. These factors have negatively impacted the demand for and pricing of our products and services provided to the U.S. land-based market and have increased the cost of certain products we manufacture in the United States when compared to 2024 levels.
We implemented certain initiatives in 2025 to optimize our operations and improve future returns. These actions were concentrated in our U.S. land-focused operations and included: the consolidation, relocation and exit of certain operating locations; the exit of certain product and service offerings; the exit of previously closed facilities; and reductions in our U.S. workforce. We also assessed the carrying value of certain long-lived and other assets based on the industry outlook regarding overall demand for and pricing of our products and services, market competitiveness and management decisions. As a result of these events, actions and assessments, our reported pre-tax results for 2025 included $121.1 million in non-cash asset impairment charges as well as $11.6 million of costs associated with facility exits and other charges. Partially offsetting these charges were sales of facilities, equipment and inventory for net proceeds of $20.2 million in 2025.
During 2025, we generated cash flow from operations of $105.1 million and materially delevered with the purchase of $70.8 million principal amount of our 2026 Notes. We also repurchased 3.3 million shares of our common stock for $16.6 million.
On January 28, 2026, we entered into the Cash Flow Credit Agreement providing for aggregate lender commitments of up to: $75.0 million under the Revolving Credit Facility and $50.0 million under the Term Loan Facility, replacing the existing ABL Agreement. See Note 16, “Subsequent Event,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information regarding the Cash Flow Credit Agreement.
On July 4, 2025, the United States enacted tax reform legislation through the OBBBA, which resulted in changes to U.S. tax and related laws, including certain key federal income tax provisions applicable to multinational companies such as ours. These changes include, among others: the reinstatement of 100% bonus depreciation election for investments in qualifying property; the immediate deduction of domestic research and development expenditures; and manufacturing tax incentives related to goods sold outside the United States.
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
Crude oil and natural gas prices and levels of demand for crude oil and natural gas are likely to remain highly volatile due to numerous factors, including: geopolitical conflicts in Europe, the Middle East and South America, along with associated international tensions; the moderate perceived risk of a global economic recession; the levels of domestic or international crude oil and natural gas production; technological advancements; consolidation of oil and gas producers; changes in governmental rules and regulations; sanctions; tariffs; the willingness of operators to invest capital in the exploration for and development of resources; use of alternative fuels; improved vehicle fuel efficiency; timing of capital investments in alternative energy sources; a more sustained movement to electric vehicles; and the potential for ongoing supply/demand imbalances.
U.S. drilling, completion and production activity and, in turn, our financial results, are sensitive to near-term fluctuations in commodity prices, particularly U.S. WTI crude oil and natural gas prices, given the short-term, call-out nature of our U.S. operations.
Our Offshore Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas drilling, completion and production systems and facilities globally, as well as certain products and services to the military and industrial markets. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers’ longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 91% of Offshore Manufactured Products segment sales in 2025 were driven by our customers’ capital spending for products and services used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as “project-driven products and services”). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies and state-run national oil companies) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to change based on short-term fluctuations in the price of crude oil and natural gas. Deepwater oil and gas development projects may also be impacted by federal legislative and regulatory actions, including the OBBBA, which mandates that the Bureau of Ocean Energy Management conduct at least two offshore lease sales annually, of a minimum of 80 million acres (if available), in the Central and Western Gulf of America Planning Areas for the next 15 years. Additionally, we are investing in research and product development (and have been awarded select contracts and are bidding on additional projects) to facilitate the development of alternative energy sources, including offshore wind and deep-sea mineral gathering opportunities.

Backlog reported by our Offshore Manufactured Products segment increased to $435 million as of December 31, 2025 from $311 million as of December 31, 2024. Bookings totaled $554 million in 2025, yielding a book-to-bill ratio of 1.3x. The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2025	$357	$363	$399	$435
2024	305	300	313	311
2023	316	328	341	327
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
Our Downhole Technologies segment provides oil and gas perforation systems, downhole tools and services in support of completion, intervention, wireline and well abandonment operations. This segment designs, manufactures and markets its consumable engineered products to oilfield service as well as exploration and production companies. Product and service offerings for this segment include innovations in perforation technology through patented and proprietary systems combined with advanced modeling and analysis tools. This expertise has led to the optimization of perforation hole size, depth, and quality of tunnels, which are key factors for maximizing the effectiveness of hydraulic fracturing. Additional offerings include frac plugs, toe valves and other elastomer products, which are focused on zonal isolation for hydraulic fracturing of horizontal wells, and a broad range of consumable products, such as setting tools and bridge plugs, that are used in completion, intervention and decommissioning applications. Hydraulic fracturing activity, and, in turn, our Downhole Technologies segment’s results, are sensitive to commodity prices, particularly WTI crude oil prices, given that lower activity may result in reduced demand for our consumable products. Demand drivers for the Downhole Technologies segment include continued trends toward longer lateral lengths, increased frac stages and more perforation clusters to target increased unconventional well productivity.
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

	As of February 20, 2026	Average for the
		Year Ended December 31,
		2025	2024
United States Rig Count:
Land – Oil	390	429	473
Land – Natural gas and other	140	116	107
Offshore	21	16	19
	551	561	599
The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of December 31, 2025, oil-directed drilling accounted for 75% of the total U.S. rig count – with the balance largely natural gas related.
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

We cannot predict with certainty the duration of tariffs currently in place, the impact of any new or increased tariffs, or the impact of any retaliatory tariffs. If we encounter difficulty in procuring raw materials and component products, or if the prices we pay for these products remain at current levels or increase and we are unable to pass corresponding cost increases on to our customers, our financial position, cash flows and results of operations would be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position, cash flows and results of operations.
Other factors that can affect our business and financial results include but are not limited to: the general global economic environment; competitive pricing pressures; customer consolidations; labor market constraints; supply chain disruptions; inflation in wages, materials, parts, equipment and other costs; climate-related and other regulatory changes; geopolitical conflicts and tensions; management’s implementation of strategic decisions; public health crises; natural disasters; industrial accidents; trade restrictions; adoption of new or increases in tariffs; and changes in tax laws in the United States and in the international markets in which we operate. We continue to monitor the global economy, the prices of and demand for crude oil and natural gas, and the resultant impact on the capital spending plans and operations of our customers in order to plan and manage our business.

Selected Financial Data
This selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in order to understand factors, such as charges and credits, which may impact comparability of the selected financial data.
Consolidated Results of Operations
The following summarizes our consolidated results of operations for the years ended December 31, 2025 and 2024 (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	Variance
Revenues:
Products	$436,397	$402,565	$33,832
Services	232,591	290,023	(57,432)
	668,988	692,588	(23,600)
Costs and expenses:
Product costs(1)	367,397	314,628	52,769
Service costs	168,337	221,573	(53,236)
Cost of revenues (exclusive of depreciation and amortization expense presented below)(1)	535,734	536,201	(467)
Selling, general and administrative expenses	90,425	95,009	(4,584)
Depreciation and amortization expense	47,439	54,708	(7,269)
Long-lived and other asset impairments	100,321	24,554	75,767
Other operating income, net(2)	(6,960)	(16,195)	9,235
	766,959	694,277	72,682
Operating loss	(97,971)	(1,689)	(96,282)

Interest expense, net	(5,852)	(7,731)	1,879
Other income, net	1,291	1,568	(277)
Loss before income taxes	(102,532)	(7,852)	(94,680)
Income tax provision	(6,845)	(3,406)	(3,439)
Net loss	$(109,377)	$(11,258)	$(98,119)

Net loss per share:
Basic	$(1.86)	$(0.18)
Diluted	(1.86)	(0.18)

Weighted average number of common shares outstanding:
Basic	58,697	62,004
Diluted	58,697	62,004
_______________
(1)During 2025, we recognized an inventory impairment charge of $20.8 million (in product cost).
(2)During 2024, we recognized a net gain of $15.3 million associated with the sale of a previously idled facility.

Segment Results of Operations
We manage and measure our business performance in three operating segments: Offshore Manufactured Products, Completion and Production Services and Downhole Technologies. Supplemental financial information by operating segment for the years ended December 31, 2025 and 2024 is summarized below (in thousands):

	Year Ended December 31,
	2025	2024	Variance
Revenues:
Offshore Manufactured Products
Project-driven:
Products	$275,288	$232,867	$42,421
Services	115,351	123,906	(8,555)
	390,639	356,773	33,866
Military and other products	40,454	41,127	(673)
	431,093	397,900	33,193
Completion and Production Services	114,548	163,902	(49,354)
Downhole Technologies	123,347	130,786	(7,439)
	$668,988	$692,588	$(23,600)

Operating income (loss):
Offshore Manufactured Products(1)	$69,164	$65,279	$3,885
Completion and Production Services(2)	4,015	(23,225)	27,240
Downhole Technologies(3)	(124,327)	(20,904)	(103,423)
Corporate(4)	(46,823)	(22,839)	(23,984)
	$(97,971)	$(1,689)	$(96,282)
_______________
(1)During 2025 and 2024, we recognized charges of $1.6 million and $3.4 million, respectively, within the Offshore Manufactured Products segment, associated primarily with the consolidation and relocation of certain manufacturing and service locations.
(2)During 2025, we recognized charges of $10.8 million within the Completion and Production Services segment, associated with U.S. land-based restructurings. During 2024, the Completion and Production Services segment recognized charges of $24.3 million associated primarily with the exit of its flowback and well testing service offering, the consolidation and exit of certain underperforming service locations, and the defense of certain patents.
(3)During 2025, we recognized non-cash long-lived asset and inventory impairment charges totaling $112.7 million due to the decline in U.S. activity levels, competitive market conditions, increased U.S. tariffs on imported goods and the exit of certain product offerings and technologies. During 2024, the segment incurred a $10.0 million non-cash impairment charge related to goodwill.
(4)During 2025, we recognized a non-cash impairment charge of $7.1 million associated with assets held for sale recorded in Corporate operations. During 2024, we recognized a net gain of $15.3 million within Corporate operations associated with the sale of a previously idled facility.
For further discussion of charges recognized during the years ended December 31, 2025 and 2024, see Note 2, “Summary of Significant Accounting Policies,” and Note 3, “Asset Impairments and Other Charges and Credits,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
We reported a net loss for the year ended December 31, 2025 of $109.4 million, or $1.86 per share. Net loss included charges of $132.6 million ($130.9 million after tax, or $2.23 per share) primarily associated with non-cash long-lived and other asset impairments, the continued restructuring of certain of our U.S. land-based operations and facilities and valuation allowances established on U.S. deferred tax assets. These results compare to a net loss for the year ended December 31, 2024 of $11.3 million, or $0.18 per share, which included net charges and credits of $22.4 million ($22.0 million after tax, or $0.35 per share) associated with these restructurings, patent defense, and debt extinguishment, partially offset by a gain recognized on the sale of a previously idled facility.
Our results of operations for 2025 reflect the impact of increased capital investments by our offshore and international customers, offset by a decline in U.S. land-based investments, competitive market conditions, increased U.S. trade tariffs and management’s decision to exit certain underperforming locations, service lines and product offerings in the United States.
Revenues. Consolidated total revenues in 2025 decreased $23.6 million, or 3%, from 2024 driven by our exit of underperforming service offerings and locations over the past 24 months and lower U.S. land-based activity levels. Excluding the impact of exited operations, consolidated revenues increased $36.9 million year-over-year.
Consolidated product revenues in 2025 increased $33.8 million, or 8%, from 2024, led by higher customer demand for connector, crane and drilling products partially offset by a reduced project-driven platform and valve revenues and U.S. customer demand for completion-related products. Consolidated service revenues in 2025 decreased $57.4 million, or 20%, from 2024. This decrease was concentrated in the United States – reflective of our exit of certain underperforming land-based service offerings following an industry-wide reduction in onshore activity levels.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the years ended December 31, 2025 and 2024 (in thousands):

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
Year Ended December 31	2025	2024	2025	2024	2025	2024	2025	2024
Project-driven:
Products	$275,288	$232,867	$—	$—	$—	$—	$275,288	$232,867
Services	115,351	123,906	—	—	—	—	115,351	123,906
Total project-driven	390,639	356,773	—	—	—	—	390,639	356,773
Military and other products	40,454	41,127	—	—	—	—	40,454	41,127
Short-cycle:
Products	—	—	—	—	120,655	128,571	120,655	128,571
Services	—	—	114,548	163,902	2,692	2,215	117,240	166,117
Total short-cycle	—	—	114,548	163,902	123,347	130,786	237,895	294,688
	$431,093	$397,900	$114,548	$163,902	$123,347	$130,786	$668,988	$692,588
By destination:
Offshore and international	$405,750	$369,535	$49,027	$46,150	$30,456	$35,163	$485,233	$450,848
U.S. land	25,343	28,365	65,521	117,752	92,891	95,623	183,755	241,740
	$431,093	$397,900	$114,548	$163,902	$123,347	$130,786	$668,988	$692,588

As a percentage of total:
Offshore and international	73%	65%
U.S. land	27%	35%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) in 2025 decreased $0.5 million, compared to 2024.
Consolidated product costs in 2025 increased $52.8 million, or 17%, compared to 2024. Cost of revenues in 2025 included a non-cash inventory impairment provision of $20.8 million – driven by the decision to exit older technology product offerings and the U.S. market downturn. Excluding this 2025 impairment provision, consolidated cost of revenues increased $32.0 million, or 10%, from 2024 due primarily to the reported increase in product revenue. Consolidated service costs in 2025 decreased $53.2 million, or 24%, compared to 2024, due to lower revenue levels and the strategic actions implemented in our U.S. land-based operations to improve reported results.

Selling, General and Administrative Expense. Selling, general and administrative expense totaled $90.4 million in 2025. This compares to an expense of $95.0 million in 2024, which included $2.8 million of costs associated with enforcing certain of our patents. Excluding these patent litigation costs, selling, general and administrative costs decreased $1.8 million, or 2%, from the prior-year period, due primarily to lower commissions, marketing, information technology and bad debt expenses.
Depreciation and Amortization Expense. Depreciation and amortization expense in 2025 decreased $7.3 million, or 13%, compared to the prior-year period due to reductions in capital investments. Note 13, “Segments and Related Information,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K presents depreciation and amortization expense by segment.
Impairment of Goodwill. In the first quarter of 2024, our Downhole Technologies operations recognized a non-cash impairment charge of $10.0 million related to goodwill transferred to the business in connection with the realignment of operations between segments. See Note 2, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Impairment of Long-Lived Assets. During 2025, we performed a fair value assessment of the long-lived assets of an asset group within the Downhole Technologies segment and recognized a non-cash impairment charge of $91.0 million. In addition, our Completion and Productions Services and Downhole Technologies segments recognized non-cash impairment charges totaling $2.3 million in connection with the exit of leased locations.
In 2024, management made strategic restructuring decisions leading to the recognition of non-cash impairment charges totaling $3.8 million on operating lease assets held by our Completion and Production Services and Downhole Technologies segments. Additionally, as a result of our decision to exit an underperforming service offering, our Completion and Production Services business recognized non-cash impairment charges of $10.8 million to reduce the carrying amount of its long-lived intangible assets to estimated fair value.
See Note 2, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion.
Impairment of Assets Held for Sale. During 2025, we made strategic decisions to sell certain facilities, equipment and inventory of the Completion and Production Services and Offshore Manufactured Products segments, which were reclassified to assets held for sale. The carrying value of these assets held for sale were reduced to their estimated fair value, resulting in the recognition of a $7.1 million non-cash impairment charge. See Note 3, “Asset Impairments and Other Charges and Credits,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion.
Other Operating Income, Net. In 2024, we recognized a net gain of $15.3 million associated with the sale of a previously idled facility.
Operating Income (Loss). Our consolidated operating loss was $98.0 million in 2025, which included $121.1 million in non-cash asset impairment charges as well as charges totaling $11.6 million associated primarily with the continued restructuring of our U.S. land-based operations and facilities. This compares to a consolidated operating loss of $1.7 million in 2024, which included $24.6 million in non-cash asset impairment charges and $13.7 million associated with facility consolidations and exits, patent defense and other management actions, and a net gain of $15.3 million on the sale of an idled facility. Excluding these charges and gain, operating results improved by $13.5 million year-over-year, driven primarily by a $7.3 million decrease in depreciation and amortization expense, growth in offshore and international activity and strategically implemented restructuring actions in our U.S. land-based operations.
Interest Expense, Net. Net interest expense totaled $5.9 million in 2025, which compares to $7.7 million in 2024. Interest expense as a percentage of total debt outstanding was approximately 7% in 2025 and 2024.
Income Tax. For 2025, our income tax provision was $6.8 million, which included the impact of an increase in valuation allowances recorded against deferred tax assets, certain discrete tax items and other non-deductible expenses, on a pre-tax loss of $102.5 million. This compares to an income tax provision of $3.4 million, which included the impact of a $10.0 million goodwill impairment charge, other non-deductible expenses and an increase in valuation allowances recorded against deferred tax assets, on a pre-tax loss of $7.9 million for 2024.

Other Comprehensive Income (Loss). Reported comprehensive loss is the sum of reported net loss and other comprehensive income (loss). Other comprehensive income was $13.3 million in 2025 compared to other comprehensive loss of $9.5 million in 2024 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For 2025 and 2024, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During 2025, the exchange rates for both the British pound and the Brazilian real strengthened compared to the U.S. dollar. This compares to 2024, when the exchange rates for both the British pound and the Brazilian real weakened compared to the U.S. dollar.
Segment Operating Results
Offshore Manufactured Products
Revenues. Our Offshore Manufactured Products segment revenues increased $33.2 million, or 8%, in 2025 compared to 2024 due primarily to increased demand for the segment’s international and offshore project-driven connector, crane and drilling products.
Operating Income. Our Offshore Manufactured Products segment reported operating income of $69.2 million in 2025, which included $1.6 million in facility consolidation and relocation charges. This compares to operating income of $65.3 million in 2024, which included $3.4 million in facility consolidation and other charges. Excluding these charges, the Offshore Manufactured Products segment’s operating income increased $2.1 million year-over-year due primarily to the reported revenue growth.
Backlog. Backlog in our Offshore Manufactured Products segment totaled $435 million as of December 31, 2025 compared to $311 million as of December 31, 2024. Bookings during 2025 were $554 million, yielding a book-to-bill ratio of 1.3x.
Completion and Production Services
Revenues. Our Completion and Production Services segment revenues decreased $49.4 million, or 30%, in 2025 compared to 2024, driven primarily by the exit of underperforming U.S. land-based service offerings and facilities and lower U.S. land-based activity levels. Excluding the impact of exited operations, revenues increased $11.2 million year-over-year.
Operating Income (Loss). Our Completion and Production Services segment reported operating income of $4.0 million in 2025, which included charges totaling $10.8 million primarily associated with the continued restructuring of its operations. This compares to an operating loss of $23.2 million in 2024, which included charges totaling $24.3 million associated with facility consolidations and exits, the defense of patents and other management actions. Excluding these charges, the Completion and Production Services segment’s operating results improved $13.8 million from the prior-year period, due primarily to implemented cost reduction measures and a $5.4 million reduction in depreciation and amortization expense.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $7.4 million, or 6%, in 2025 from 2024, driven by lower U.S. customer activity levels and competitive market conditions.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $124.3 million in 2025, which included non-cash charges totaling $112.7 million associated with impairments of long-lived assets and inventories and $0.3 million in restructuring charges. This compares to an operating loss of $20.9 million reported in 2024, which included a $10.0 million non-cash goodwill impairment charge and $1.2 million in charges related to the exit of a facility, personnel reductions and a customer bankruptcy. Excluding charges, the Downhole Technologies segment’s operating results declined $1.6 million from the prior-year period, due primarily to higher U.S. tariffs on imported goods and the decrease in activity levels.
Corporate
Operating Loss. Corporate expenses totaled $46.8 million in 2025, which included a $7.1 million impairment of assets held for sale. This compares to Corporate expenses of $22.8 million in 2024, which included a net gain of $15.3 million associated with the sale of an idle facility. Excluding these charges and credits, Corporate expenses increased $1.6 million year-over-year due primarily to higher performance-based incentive costs.

Liquidity, Capital Resources and Other Matters
Our primary liquidity needs are to fund operating and capital expenditures, new product development, general working capital needs and debt repayment, including the repayment of the 2026 Notes upon their maturity on April 1, 2026. In addition, capital has been used to fund share repurchases and strategic business acquisitions. Our primary sources of funds are cash on-hand, cash flow from operations and proceeds from borrowings under our Cash Flow Credit Agreement, and, less frequently, capital markets transactions.
Operating Activities
Cash flows from operations totaled $105.1 million during 2025, compared to $45.9 million generated by operations during 2024.
During 2025, $46.3 million was provided by net working capital decreases, which included increases in deferred revenues, accounts payable and accrued liabilities, partially offset by an increase in accounts receivable. During 2024, $10.7 million was used to fund net working capital increases, primarily due to a decrease in accounts payable and accrued short- and long-term cash incentive compensation as well as an increase in inventories, partially offset by the favorable impact of an increase in deferred revenue and a decrease in accounts receivable.
Investing Activities
Net cash used in investing activities during 2025 totaled $11.1 million, compared to $2.7 million provided by investing activities during 2024.
Capital expenditures totaled $31.2 million and $37.5 million during 2025 and 2024, respectively. These investments were offset by proceeds from the sale of property, equipment and assets held for sale of $20.2 million and $40.7 million during 2025 and 2024, respectively.
Financing Activities
During 2025, net cash of $90.2 million was used in financing activities, which included the purchase of $70.8 million principal amount of our outstanding 2026 Notes for $70.4 million in cash and the repurchase of 3.3 million shares of our common stock (or 5% of our common stock outstanding as of January 1, 2025) for $16.6 million. This compares to $29.5 million of cash used in financing activities during 2024, which included the purchase of $11.5 million principal amount of our outstanding 2026 Notes for $10.8 million in cash and the repurchase of $14.2 million of our common stock.
As of December 31, 2025, we had cash and cash equivalents totaling $69.9 million, no borrowings outstanding under our ABL Agreement, $52.7 million principal amount of our 2026 Notes outstanding and other debt of $2.4 million. Our reported interest expense included amortization of deferred financing costs of $1.5 million during 2025. For 2025, our contractual cash interest expense was $6.2 million, or approximately 6% of the average principal balance of debt outstanding.
On January 28, 2026, we entered into the Cash Flow Credit Agreement (further discussed below), which replaced our existing ABL Agreement.
We believe that cash on-hand, cash flow from operations and borrowing capacity available under the Cash Flow Credit Agreement will be sufficient to meet our liquidity needs in the coming twelve months, including full retirement of our 2026 Notes upon maturity on April 1, 2026. If our plans or assumptions change, or are inaccurate, we may need to raise additional capital from other sources. Our ability to obtain capital to repay debt, for general liquidity needs and for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global banking and financial markets and other factors, many of which are beyond our control. For companies like ours that support the energy industry, disruptions affecting the availability of capital have in the past and may in the future negatively impact the value of our common stock and may reduce our ability to access capital in the bank and capital markets or result in such capital being available on less favorable terms, which could negatively affect our liquidity.
Stock Repurchase Program. In October 2024, our Board of Directors authorized $50.0 million for repurchases of our common stock, par value $0.01 per share, through October 2026. Subject to applicable securities laws, such purchases will be at such times and in such amounts as we deem appropriate.

During 2025, $16.6 million in repurchases of common stock were made under this program. The amount remaining under our share repurchase authorization as of December 31, 2025 was $24.7 million.
Revolving Credit and Term Loan Facilities. On January 28, 2026, we entered into an amended and restated cash-flow based credit agreement with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto, referred to herein as the Cash Flow Credit Agreement. The Cash Flow Credit Agreement provides for aggregate lender commitments of up to: $75.0 million under a revolving credit facility and $50.0 million under a multi-draw term loan facility, which is available through July 28, 2026. The Cash Flow Credit Agreement replaced the ABL Agreement discussed below and matures in January 2030. As of February 20, 2026, we had no borrowings outstanding under the Cash Flow Credit Agreement and $12.1 million of outstanding letters of credit. See Note 16, “Subsequent Event,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information regarding the Cash Flow Credit Agreement.
Prior to entering into the Cash Flow Credit Agreement, our senior secured credit facility provided for a $100.0 million asset-based revolving credit facility (the “ABL Facility”) under which credit availability was subject to a borrowing base calculation. As of December 31, 2025, we had no borrowings outstanding under the ABL Facility and $12.3 million of outstanding letters of credit.
The ABL Facility was governed by a credit agreement with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto. See Note 6, “Long-term Debt,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information regarding the ABL Facility.
2026 Notes. We issued $135.0 million aggregate principal amount of the 2026 Notes pursuant to an indenture, dated as of March 19, 2021 (the “2026 Indenture”), between us and Computershare Trust Company, National Association, as successor trustee. As of December 31, 2025, we have purchased a cumulative $82.3 million principal amount of the 2026 Notes for $81.3 million in cash, with $52.7 million principal amount outstanding. The outstanding 2026 Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted.
The 2026 Indenture contains certain events of default, including certain defaults by us with respect to other indebtedness of at least $40.0 million. See Note 6, “Long-term Debt,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information regarding the 2026 Notes. As of December 31, 2025, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
We intend to extinguish the remaining 2026 Notes with a combination of cash on-hand and/or borrowings under the Cash Flow Credit Agreement in the second quarter of 2026, if not repurchased sooner.
Our total debt represented 9% and 16% of our combined total debt and stockholders’ equity as of December 31, 2025 and December 31, 2024, respectively.
Contractual Obligations. As discussed above, we believe that cash on-hand, cash flow from operations and borrowing capacity under the New Credit Facilities will be sufficient to meet our liquidity needs in the coming twelve months. The following summarizes our more significant contractual obligations as of December 31, 2025, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Payments due by year
	Total	2026	2027 and 2028	2029 and 2030	After 2030
Contractual obligations
ABL Facility(1)	$—	$—	$—	$—	$—
2026 Notes(2)	53,986	53,986	—	—	—
Other debt and finance lease obligations	2,390	720	1,361	309	—
Operating lease liabilities(3)	21,836	8,201	9,803	3,832	—
Purchase obligations(4)	136,699	118,781	11,201	5,886	831
Total contractual cash obligations	$214,911	$181,688	$22,365	$10,027	$831
____________________
(1)As of December 31, 2025, we had no borrowings outstanding under our ABL Facility.
(2)Amount represents the full principal amount of the 2026 Notes together with cash interest payments due on April 1, 2026.

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
See Note 14, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion.
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
Tax Matters. See Note 2, “Summary of Significant Accounting Policies,” and Note 9, “Income Taxes,” to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for additional information with respect to tax matters.
Off-Balance Sheet Arrangements. As of December 31, 2025, we had no off-balance sheet arrangements.
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
Our performance obligations may be satisfied at a point in time or over time as work progresses. Revenues from goods and services transferred to customers at a point in time accounted for approximately 39%, 33% and 34% of consolidated revenues for the years ended December 31, 2025, 2024 and 2023, respectively. The majority of our revenue recognized at a point in time is derived from short-term contracts for standard products offered by us. Revenue on these contracts is recognized when control over the product has transferred to the customer. Indicators we consider in determining when transfer of control to the customer occurs include: right to payment for the product, transfer of legal title to the customer, transfer of physical possession of the product, transfer of risk and customer acceptance of the product.
Revenues from products and services transferred to customers over time accounted for approximately 61%, 67% and 66% of consolidated revenues for the years ended December 31, 2025, 2024 and 2023, respectively. The majority of our revenue recognized over time is for services provided under short-term contracts, with revenue recognized as the customer receives and consumes the services provided by our segments. In addition, we manufacture certain products to individual customer specifications under short-term contracts for which control passes to the customer as the performance obligations are fulfilled and for which revenue is recognized over time.
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
Long-Lived Tangible and Intangible Assets
Our long-lived tangible assets totaled $257.1 million, representing 29% of our total assets as of December 31, 2025, and our long-lived intangible assets totaled $31.5 million, representing 4% of our total assets. The remainder of our assets largely consisted of cash, accounts receivable, inventories and goodwill.
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
Events and circumstances in 2025 (including lower crude oil prices, reduced U.S. customer activity, competitive market conditions and the imposition of broad-based trade tariffs by the United States an imported goods, without relief from the U.S. Supreme Court prior to December 31, 2025) indicated that the long-lived tangible and intangible assets of an asset group within our Downhole Technologies segment may not be recoverable. We assessed the carrying value of the long-lived assets of this asset group by comparing our estimates of undiscounted future cash flows to the carrying value of the assets. This assessment indicated that the asset group’s long-lived assets were not recoverable. The measured fair value of the asset group’s long-lived assets was below its carrying amount, resulting in the recognition of a non-cash long-lived asset impairment charge of $91.0 million in the fourth quarter of 2025. This impairment charge did not impact the Company’s liquidity position, debt covenants or cash flows.
Management used the income approach (a Level 3 fair value measurement) to estimate fair value by discounting the forecasts of the asset group’s future cash flows by a discount rate (expected return) that a market participant is expected to require on its investment. Significant assumptions and estimates used in the income approach included, among others, estimated future net annual cash flows and discount rates for the asset group, current and anticipated market conditions, estimated growth rates and historical data. These estimates rely upon significant management judgment.
During 2025, the Company also recognized non-cash operating lease impairment charges of $2.3 million within its Completion and Production Services and Downhole Technologies segments related to facility closures.
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
In 2025, we prospectively expanded our income tax disclosures provided in Note 9, “Income Taxes,” to our Consolidated Financial Statements included in this Annual Report in accordance with the FASB guidance (“Accounting Standards Update 2023-09”) issued in December 2023.
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
Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2025, we had no floating-rate obligations outstanding under our ABL Facility. The use of floating-rate obligations would expose us to the risk of increased interest expense in the event of increases in short-term interest rates.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During 2025, our reported foreign currency exchange losses were $1.3 million and are included in “other operating income, net” in the consolidated statements of operations.
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of our operating segments. Our accumulated other comprehensive loss decreased $13.3 million from $79.5 million as of December 31, 2024 to $66.3 million as of December 31, 2025, due to changes in currency exchange rates. During 2025, the exchange rates for the British pound and the Brazilian real strengthened by 7% and 13%, respectively, compared to the U.S. dollar.

Item 8. Financial Statements and Supplementary Data
Our Consolidated Financial Statements and supplementary data begin on page 54 of this Annual Report on Form 10‑K and are incorporated by reference into this Item 8.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accounting firm during our two most recent fiscal years or any subsequent interim period.
Item 9A. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10‑K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.
The effectiveness of Oil States’ internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP an independent registered public accounting firm, as described below.

(b) Attestation report of the registered public accounting firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Oil States International, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Oil States International, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 4, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP

Houston, Texas
March 4, 2026.

(c) Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Arrangement
During the three months ended December 31, 2025, no director or executive officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K) related to securities of our company.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
(1)Information concerning directors, including our audit committee financial experts, is incorporated by reference to our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, under “Election of Directors.”
(2)Information with respect to executive officers is incorporated by reference to our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, under “Executive Officers.”
(3)Information concerning Section 16(a) beneficial ownership reporting compliance is incorporated by reference to our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, under “Section 16(a) Beneficial Ownership Reporting Compliance,” to the extent such disclosure is required.
(4)Information concerning corporate governance and our code of ethics is incorporated by reference to our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, under “Corporate Governance.”
(5)Information concerning our insider trading policy is incorporated by reference to our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, under “Compensation Discussion and Analysis.” A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Item 11. Executive Compensation
The information required by Item 11 hereby is incorporated by reference to such information as set forth in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 hereby is incorporated by reference to such information as set forth in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 hereby is incorporated by reference to such information as set forth in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
Information concerning principal accounting fees and services and the audit committee’s preapproval policies and procedures is incorporated by reference to our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, under “Audit Fee Disclosure.”

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)    Index to Financial Statements, Financial Statement Schedules and Exhibits
(1)    Financial Statements: Reference is made to the index set forth on page 54 of this Annual Report on Form 10‑K.
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
Form of Non-Employee Director Deferred Stock Grant Notice and Agreement under the Company’s Amended and Restated Equity Participation Plan. (incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2025, as filed with the SEC on October 31, 2025 (File No. 001‑16337)).

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

10.12	—
Amended and Restated Credit Agreement, dated January 28, 2026, among Oil States International Inc., as Borrower, the Lenders from time to time thereto, and Wells Fargo Bank, National Association as Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 28, 2026 (File No. 001-16337)).

10.13	—
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2004, as filed with the SEC on November 5, 2004 (File No. 001‑16337)).

10.14+	—
Form of Director Stock Option Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2004, as filed with the SEC on March 2, 2005 (File No. 001‑16337)).

10.15+	—
Form of Employee Nonqualified Stock Option Agreement under the Company’s Amended and Restated Equity Participation Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8, as filed with the SEC on May 28, 2021 (File No. 333‑2565777)).

10.16+	—
Form of Restricted Stock Agreement under the Company’s Amended and Restated Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as filed with the SEC on May 1, 2025 (File No. 001-16337)).

10.17+	—
Form of Performance Award Agreement under the Company’s Amended and Restated Equity Participation Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as filed with the SEC on May 1, 2025 (File No. 001-16337)).

10.18+	—
Form of Cash Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on April 29, 2021 (File No. 001-16337)).

10.19+	—	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 8‑K as filed with the SEC on November 15, 2006 (File No. 001‑16337)).

10.20+	—
Form of Non-Employee Director Restricted Stock Agreement under the Company’s Amended and Restated Equity Participation Plan (incorporated by Reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2025, as filed with the SEC on October 31, 2025 (File No. 001‑16337)).

10.21+	—
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

10.25+	—
Annual Incentive Compensation Plan, dated January 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 1, 2020 (File No. 001-16337)).

19.1	—
Oil States International, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025 (File No. 001-16337)).

21.1*	—	List of subsidiaries of the Company.

23.1*	—	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

23.2*	—	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

24.1*	—	Powers of Attorney for Directors.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a‑14(b) or 15d‑14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a‑14(b) or 15d‑14(b) under the Securities Exchange Act of 1934.

97.1	—
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2026.
OIL STATES INTERNATIONAL, INC.

By	/s/ Cindy B. Taylor
Cindy B. Taylor
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 4, 2026.

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

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Oil States International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Oil States International, Inc. and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue - Product revenues recognized over time on project-driven contracts - Refer to Note 2 to the financial statements
Critical Audit Matter Description
For significant project-related contracts involving custom engineered products within the Offshore Manufactured Products segment (also referred to as “project-driven products”), revenues are typically recognized over time using an input measure such as the percentage of costs incurred to date relative to total estimated costs at completion for each contract (cost-to-cost method). The majority of the Company’s significant contracts for custom engineered products have a single performance obligation as no individual good or service is separately identifiable from other performance obligations in the contracts. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs and profit for the performance obligation. Cost of sales is recognized as incurred, and revenues are determined by adding a proportionate amount of the estimated profit to the amount reported as cost of sales.
Given the judgments necessary to estimate total costs and profit for the performance obligations used to recognize revenue for certain project-driven contracts, auditing such estimates required extensive audit effort due to the volume and complexity of project-driven contracts and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of total costs and profit used to recognize revenue for certain project-driven project contracts included the following, among others:
•We tested the effectiveness of controls over project-driven contract revenue, including management’s controls over the estimates of total costs and profit for performance obligations.
•We selected a sample of project-driven contracts and performed the following:
–Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.
–Tested the accuracy and completeness of the costs incurred to date for the performance obligation.
–Evaluated the estimates of total cost and profit for the performance obligation by:
▪Evaluating management’s ability to achieve the estimates of total cost and profit by performing corroborating inquiries with the Company’s project managers.
▪Comparing the estimates to third-party invoices from suppliers and subcontractor agreements.
▪Developing independent estimates of total costs at completion and compared our estimates to management’s estimates. Our independent estimates were based on information such as third-party invoices from suppliers, subcontractor agreements, and similar historical project experience.
–Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.
Long-lived Assets – Long-lived asset impairments – Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
Long-lived assets, which consists of property, plant and equipment, intangible assets with finite useful lives (“Other intangible assets”), and operating lease assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the fourth fiscal quarter ended December 31, 2025, the Company determined the carrying value of long-lived assets of an asset group within the Downhole Technologies segment were impaired and recognized an impairment charge of $91.0 million.
We identified these long-lived asset impairments as a critical audit matter as the estimates made by management to determine the fair value of these assets required a high degree of auditor judgment and an increased extent of effort including the need to involve fair value specialists when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions in applying the income approach, including: estimated future net annual cash flows, discount rates, current and anticipated market conditions, and estimated growth rates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to evaluate the Company’s impairment analysis included the following, among others:
•We tested the effectiveness of controls over the determination of fair value, including controls related to management's development of estimated future net annual cash flows, discount rates, current and anticipated market conditions, and estimated growth rates.
•We assessed the reasonableness of management’s estimates of future projections of revenues and cash flows within the undiscounted future net cash flows and discounted future net cash flows by:
–Compared historical results to the Company’s strategic plans.
–Inquired of management and made corroborating inquiries with the asset group’s operations management team regarding current and anticipated market conditions and the strategic direction of the Downhole Technologies segment.
–Read internal communications to management and the Board of Directors.
–With the assistance of our fair value specialists we:
▪Evaluated the reasonableness of the methodology utilized to develop the estimates.

▪Evaluated the reasonableness of the discount rates and developed a range of independent estimates and compared those to the discount rates selected by management.
▪Compared the long-term growth rates with projected nominal and real US GDP growth rates.
/s/ Deloitte & Touche LLP

Houston, Texas
March 4, 2026
We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Oil States International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Oil States International, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
We served as the Company’s auditor from 2000 to 2025.

Houston, Texas
March 4, 2026

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Products	$436,397	$402,565	$418,550
Services	232,591	290,023	363,733
	668,988	692,588	782,283

Costs and expenses:
Product costs	367,397	314,628	328,815
Service costs	168,337	221,573	278,073
Cost of revenues (exclusive of depreciation and amortization expense presented below)	535,734	536,201	606,888
Selling, general and administrative expense	90,425	95,009	94,185
Depreciation and amortization expense	47,439	54,708	60,778
Long-lived and other asset impairments	100,321	24,554	—
Other operating income, net	(6,960)	(16,195)	(2,732)
	766,959	694,277	759,119
Operating income (loss)	(97,971)	(1,689)	23,164

Interest expense	(7,713)	(8,801)	(9,570)
Interest income	1,861	1,070	1,381
Other income, net	1,291	1,568	849
Income (loss) before income taxes	(102,532)	(7,852)	15,824
Income tax provision	(6,845)	(3,406)	(2,933)
Net income (loss)	$(109,377)	$(11,258)	$12,891

Net income (loss) per share:
Basic	$(1.86)	$(0.18)	$0.20
Diluted	(1.86)	(0.18)	0.20

Weighted average number of common shares outstanding:
Basic	58,697	62,004	62,690
Diluted	58,697	62,004	63,152
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(109,377)	$(11,258)	$12,891

Other comprehensive income (loss):
Currency translation adjustments	13,268	(9,548)	8,957
Comprehensive income (loss)	$(96,109)	$(20,806)	$21,848
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31, 2025	December 31, 2024

ASSETS

Current assets:
Cash and cash equivalents	$69,914	$65,363
Accounts receivable, net	202,445	194,336
Inventories, net	183,409	214,836
Assets held for sale	17,350	6,492
Prepaid expenses and other current assets	22,173	17,199
Total current assets	495,291	498,226

Property, plant, and equipment, net	244,382	266,871
Operating lease assets, net	12,731	19,537
Goodwill, net	70,524	69,709
Other intangible assets, net	31,455	125,862
Other noncurrent assets	29,048	24,903
Total assets	$883,431	$1,005,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$53,370	$633
Accounts payable	68,090	57,708
Accrued liabilities	38,480	36,861
Current operating lease liabilities	7,286	7,284
Income taxes payable	1,759	2,818
Deferred revenue	97,195	52,399
Total current liabilities	266,180	157,703

Long-term debt	1,670	124,654
Long-term operating lease liabilities	12,654	17,989
Deferred income taxes	5,765	5,350
Other noncurrent liabilities	23,971	18,758
Total liabilities	310,240	324,454

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 80,538,758 shares and 78,605,848 shares issued, respectively	805	786
Additional paid-in capital	1,145,642	1,137,949
Retained earnings	164,283	273,660
Accumulated other comprehensive loss	(66,264)	(79,532)
Treasury stock, at cost, 20,882,840 and 17,112,853 shares, respectively	(671,275)	(652,209)
Total stockholders’ equity	573,191	680,654
Total liabilities and stockholders’ equity	$883,431	$1,005,108
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2022	$766	$1,122,292	$272,027	$(78,941)	$(626,586)	$689,558
Net income	—	—	12,891	—	—	12,891
Currency translation adjustments (excluding intercompany advances)	—	—	—	6,822	—	6,822
Currency translation adjustment on intercompany advances	—	—	—	2,135	—	2,135
Stock-based compensation expense	6	6,948	—	—	—	6,954
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(1,948)	(1,948)
Stock repurchases	—	—	—	—	(6,867)	(6,867)
Balance, December 31, 2023	772	1,129,240	284,918	(69,984)	(635,401)	709,545
Net loss	—	—	(11,258)	—	—	(11,258)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(2,768)	—	(2,768)
Currency translation adjustment on intercompany advances	—	—	—	(6,780)	—	(6,780)
Stock-based compensation expense	14	8,709	—	—	—	8,723
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(2,596)	(2,596)
Stock repurchases	—	—	—	—	(14,212)	(14,212)
Balance, December 31, 2024	786	1,137,949	273,660	(79,532)	(652,209)	680,654
Net loss	—	—	(109,377)	—	—	(109,377)
Currency translation adjustments (excluding intercompany advances)	—	—	—	8,321	—	8,321
Currency translation adjustments on intercompany advances	—	—	—	4,947	—	4,947
Stock-based compensation expense	19	7,693	—	—	—	7,712
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(2,458)	(2,458)
Stock repurchases	—	—	—	—	(16,608)	(16,608)
Balance, December 31, 2025	$805	$1,145,642	$164,283	$(66,264)	$(671,275)	$573,191
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(109,377)	$(11,258)	$12,891
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	47,439	54,708	60,778
Impairments of long-lived assets, goodwill and assets held for sale	100,321	24,554	—
Impairment of inventories	20,798	—	—
Stock-based compensation expense	7,712	8,723	6,954
Amortization of deferred financing costs	1,515	1,497	1,798
Deferred income tax provision (benefit)	585	(2,356)	226
Gains on disposals of assets	(7,701)	(18,333)	(4,075)
Net gains on extinguishment of 4.75% convertible senior notes	(120)	(515)	—
Other, net	(2,360)	(452)	(1,001)
Changes in operating assets and liabilities:
Accounts receivable	(4,140)	5,191	17,132
Inventories	3,184	(14,704)	(19,793)
Accounts payable and accrued liabilities	5,877	(19,382)	(11,743)
Deferred revenue	44,796	15,642	(8,033)
Other operating assets and liabilities, net	(3,406)	2,579	1,441
Net cash flows provided by operating activities	105,123	45,894	56,575

Cash flows from investing activities:
Capital expenditures	(31,191)	(37,508)	(30,653)
Proceeds from disposition of property and equipment	11,836	5,594	5,253
Proceeds from disposition of assets held for sale	8,409	35,070	—
Other, net	(108)	(454)	(186)
Net cash flows provided by (used in) investing activities	(11,054)	2,702	(25,586)

Cash flows from financing activities:
Revolving credit facility borrowings	564	22,739	35,816
Revolving credit facility repayments	(564)	(22,739)	(35,816)
Purchases of 4.75% convertible senior notes	(70,440)	(10,846)	—
Repayment of 1.50% convertible senior notes	—	—	(17,315)
Other debt and finance lease repayments, net	(461)	(652)	(457)
Payment of financing costs	(188)	(1,178)	(128)
Purchases of treasury stock	(16,608)	(14,212)	(6,867)
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(2,458)	(2,596)	(1,948)
Net cash flows used in financing activities	(90,155)	(29,484)	(26,715)

Effect of exchange rate changes on cash and cash equivalents	637	(860)	819
Net change in cash and cash equivalents	4,551	18,252	5,093
Cash and cash equivalents, beginning of period	65,363	47,111	42,018
Cash and cash equivalents, end of period	$69,914	$65,363	$47,111

Cash paid for:
Interest	$7,153	$7,439	$7,867
Income taxes, net	7,087	3,847	1,263
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation
The Consolidated Financial Statements include the accounts of Oil States International, Inc. (“Oil States” or the “Company”) and its consolidated subsidiaries. Investments in unconsolidated affiliates, in which the Company is able to exercise significant influence, are accounted for using the equity method. All significant intercompany accounts and transactions between the Company and its consolidated subsidiaries have been eliminated in the accompanying Consolidated Financial Statements. The presentation of certain prior-year amounts in the Company’s Consolidated Financial Statements have been conformed to the current-year presentation.
The Company operates through three business segments – Offshore Manufactured Products, Completion and Production Services and Downhole Technologies – and, through its subsidiaries, is a leading provider of specialty products and services to oil and gas and industrial companies around the world. The Company operates in a substantial number of the world’s active resource intensive regions, including: onshore and offshore United States, West Africa, the North Sea, the Middle East, South America and Southeast and Central Asia.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2026 Notes (as defined below), on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the 2026 Notes as of December 31, 2025, based on quoted market prices (a Level 2 fair value measurement), was comparable to the principal amount of $52.7 million.
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
In connection with the first quarter 2024 realignment of the composition of two reportable segments discussed in Note 1, “Organization and Basis of Presentation,” goodwill of $10.0 million was reassigned from the Offshore Manufactured Products segment to the Downhole Technologies segment based on estimated relative fair values. The Company performed an interim quantitative assessment of goodwill recorded within the Offshore Manufactured Products segment as of February 29, 2024 (prior to realignment) which indicated that the fair value of the reporting unit exceeded its carrying value.
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
Following goodwill impairments, only the Offshore Manufactured Products segment has remaining goodwill. The Company’s December 1, 2025 qualitative assessment identified no events or changes in circumstances which indicated that, more likely than not, the $71 million carrying value of goodwill on the balance sheet of the Offshore Manufactured Products segment was not recoverable.
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
(Continued)
recoverable, an impairment loss equal to the excess of the carrying value over the fair value of the asset group is recognized. The fair value of the asset group is based on appraised values, prices of similar assets (if available), or discounted cash flows.
During 2025, events and circumstances also indicated that the long-lived tangible and intangible assets (totaling $132.1 million as of December 1, 2025) of an asset group within the Downhole Technologies segment may not be recoverable. Management assessed the carrying value of the long-lived assets of this group by comparing its estimates of undiscounted future cash flows to the carrying value of the assets. This assessment indicated that the asset group’s long-lived assets were not recoverable. Management used the income approach (a Level 3 fair value measurement) to estimate fair value by discounting the forecasts of the asset group’s future cash flows by a discount rate (expected return) that a market participant is expected to require on its investment. Significant assumptions and estimates used in the income approach included, among others, estimated future net annual cash flows and discount rates for the asset group, current and anticipated market conditions, estimated growth rates and historical data. These estimates rely upon significant management judgment. The measured fair value of the asset group’s long-lived assets was below its carrying amount, resulting in the recognition of non-cash long-lived asset impairment charges of $91.0 million in the fourth quarter of 2025.
As further discussed in Note 3, “Asset Impairments and Other Charges and Credits” and Note 7, “Operating Leases,” the Company recognized non-cash operating lease impairments, associated with the closure of certain facilities, totaling $2.3 million and $3.8 million in 2025 and 2024, respectively, to reduce the carrying value of the related operating lease assets to their estimated realizable value. Additionally, the Company recognized impairment charges of $10.8 million in 2024 associated with the exit of a service offering.
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
Research and Development Costs
Costs incurred internally in researching and developing products are charged to expense until technological feasibility has been established for the product. Research and development expenses totaled $5.1 million, $5.2 million and $4.5 million in 2025, 2024 and 2023, respectively, and are reported within cost of revenues in the accompanying consolidated statements of operations.
Foreign Currency and Other Comprehensive Loss
A portion of revenues, earnings and net investments in operations outside the United States are exposed to changes in currency exchange rates. The Company seeks to manage its currency exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In order to reduce exposure to fluctuations in currency exchange rates, the Company may enter into currency exchange agreements with financial institutions. As of December 31, 2025 and 2024, the Company had no outstanding foreign currency forward purchase contracts.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
The Company’s performance obligations may be satisfied at a point in time or over time as work progresses. Revenues from products and services transferred to customers at a point in time accounted for approximately 39%, 33% and 34% of consolidated revenues for the years ended December 31, 2025, 2024 and 2023, respectively. The majority of the Company’s revenue recognized at a point in time is derived from short-term contracts for standard products. Revenue on these contracts is recognized when control over the product has transferred to the customer. Indicators the Company considers in determining when transfer of control to the customer occurs include: right to payment for the product, transfer of legal title to the customer, transfer of physical possession of the product, transfer of risk and customer acceptance of the product.
Revenues from products and services transferred to customers over time accounted for approximately 61%, 67% and 66% of consolidated revenues for the years ended December 31, 2025, 2024 and 2023, respectively. The majority of the Company’s revenue recognized over time is for services provided under short-term contracts, with revenue recognized as the customer receives and consumes the services. In addition, the Company manufactures certain products to individual customer specifications under short-term contracts for which control passes to the customer as the performance obligations are fulfilled and for which revenue is recognized over time.
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
As of December 31, 2025, the Company had $322.5 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 35% of this backlog is expected to be recognized as revenue in 2026 and the balance thereafter.
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
As of December 31, 2025, the Company’s total investment in foreign subsidiaries (except for its Canadian and Cyprus operations) is considered to be permanently reinvested outside of the United States. The Company accounts for the U.S. tax effect of global intangible low-taxed income earned by foreign subsidiaries in the period that such income is earned.
The Company records a valuation allowance in the reporting period when management believes that it is more likely than not that any deferred tax asset will not be realized. This assessment requires analysis of changes in tax laws as well as available positive and negative evidence, including consideration of losses in recent years, reversals of temporary differences, forecasts of future income and assessment of future business and tax planning strategies. During 2025, 2024 and 2023, the Company recorded adjustments to valuation allowances primarily with respect to foreign and U.S. state net operating loss (“NOL”) carryforwards, U.S. tax credit carryforwards and other deferred tax assets.
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
Receivables and Concentration of Credit Risk
Based on the nature of its customer base, the Company does not believe that it has any significant concentrations of credit risk other than its concentration in the worldwide oil and gas industry. Note 13, “Segments and Related Information,” provides further information with respect to the Company’s geographic revenues and significant customers. The Company evaluates the credit-worthiness of significant customers’ financial condition and, generally, the Company does not require significant collateral from its customers.
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
Stock-Based Compensation
The fair value of share-based payments is estimated using the quoted market price of the Company’s common stock and pricing models as of the date of grant as further discussed in Note 11, “Long-Term Incentive Compensation.” The resulting cost, net of estimated forfeitures, is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. In addition to service-based awards, the Company issues performance-based awards, which are conditional based upon Company performance. Performance-based award expense, and ultimate vesting, is recognized in an amount that depends on the Company’s probable achievement of specified performance objectives.
Guarantees
During the ordinary course of business, the Company also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of December 31, 2025, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements (letters of credit) was $12.3 million. The Company has not recorded any liability in connection with these guarantee arrangements. The Company does not believe, based on historical experience and information currently available, that it is likely that any material amounts will be required to be paid under these guarantee arrangements.
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
In 2025, the Company prospectively expanded its income tax disclosures provided in Note 9, “Income Taxes,” in accordance with the FASB guidance (“Accounting Standards Update 2023-09”) issued in December 2023.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.    Asset Impairments and Other Charges and Credits
The Company has implemented restructuring initiatives including the consolidation, relocation and exit of certain manufacturing and service locations, the exit of certain product and service offerings, as well as the realignment in 2024 of operations within two of the Company’s reportable segments. The Company also assessed the carrying value of certain long-lived and other assets during 2025 based on the industry outlook regarding overall demand for and pricing of our products and services, other market considerations and management decisions. As a result of these events, actions and assessments, the Company recorded the following charges and credits during the years ended December 31, 2025 and 2024 (in thousands):

	Offshore Manufactured Products	Completion and Production Services	Downhole Technologies	Corporate	Total
Year Ended December 31, 2025
Impairments of:
Intangible assets	$—	$—	$80,248	$—	$80,248
Operating lease assets	—	1,307	3,086	—	4,393
Property, plant and equipment	—	—	8,605	—	8,605
Assets held for sale	—	—	—	7,075	7,075
Inventories	—	—	20,798	—	20,798
Facility consolidation and exit, and other charges	1,608	9,480	252	298	11,638
Net gains on extinguishment of debt	—	—	—	(120)	(120)
Pre-tax totals	$1,608	$10,787	$112,989	$7,253	132,637
Income tax benefit					1,701
After-tax total					$130,936

Year Ended December 31, 2024
Impairments of:
Goodwill	$—	$—	$10,000	$—	$10,000
Intangible assets	—	10,787	—	—	10,787
Operating lease assets	—	3,280	487	—	3,767
Facility consolidation and exit, and other charges	3,364	7,442	123	34	10,963
Patent defense costs	—	2,753	—	—	2,753
Gains on disposition of property held for sale	—	—	—	(15,316)	(15,316)
Net gains on extinguishment of debt	—	—	—	(515)	(515)
Pre-tax totals	$3,364	$24,262	$10,610	$(15,797)	22,439
Income tax benefit					430
After-tax total					$22,009
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of December 31, 2025 and 2024 is presented below (in thousands):

	December 31, 2025	December 31, 2024
Accounts receivable, net:
Trade	$127,607	$128,167
Unbilled revenue	21,870	22,242
Contract assets	47,349	40,101
Other	8,409	6,440
Total accounts receivable	205,235	196,950
Allowance for doubtful accounts	(2,790)	(2,614)
	$202,445	$194,336

Allowance for doubtful accounts as a percentage of total accounts receivable	1%	1%

	December 31, 2025	December 31, 2024
Deferred revenue (contract liabilities)	$97,195	$52,399
As of December 31, 2025, accounts receivable, net in the United States, the United Kingdom and Singapore represented 51%, 20% and 11%, respectively, of the total. No other country or single customer accounted for more than 10% of the Company’s total accounts receivable as of December 31, 2025. A summary of activity in allowance for doubtful accounts for the years ended December 31, 2025, 2024 and 2023 is provided in Note 15, “Valuation Allowances.”
For the majority of contracts with customers, the Company receives payments based upon established contractual terms as products are delivered and services are performed. The Company’s larger project-related contracts within the Offshore Manufactured Products segment often provide for customer payments as milestones are achieved.
Contract assets relate to the Company’s right to consideration for work completed but not billed as of December 31, 2025 and 2024 on certain project-related contracts within the Offshore Manufactured Products segment. Contract assets are transferred to unbilled or trade receivables when the right to consideration becomes unconditional. Contract liabilities primarily relate to advance consideration from customers (i.e. milestone payments) for contracts for project-driven products as well as others which require significant advance investment in materials. Consistent with industry practice, the Company classifies assets and liabilities related to long-term contracts as current, even though some of these amounts may not be realized within one year. All contracts are reported on the consolidated balance sheets in a net asset (contract asset) or liability (deferred revenue) position on a contract-by-contract basis at the end of each reporting period. In the normal course of business, the Company also receives advance consideration from customers on many other short-term, smaller product and service contracts which is deferred and recognized as revenue once the related performance obligation is satisfied.
For the year ended December 31, 2025, the $7.2 million net increase in contract assets was primarily attributable to $44.2 million in revenue recognized during the year, which was partially offset by $36.4 million transferred to accounts receivable. Deferred revenue (contract liabilities) increased by $44.8 million in 2025, primarily reflecting $74.7 million in new customer billings which were not recognized as revenue during the year, partially offset by $31.5 million of revenue that was deferred at the beginning of the year.
For the year ended December 31, 2024, the $6.6 million net decrease in contract assets was primarily attributable to $45.3 million transferred to accounts receivable, which was partially offset by $38.5 million in revenue recognized during the year. Deferred revenue (contract liabilities) increased by $15.6 million in 2024, primarily reflecting $32.5 million in new customer billings which were not recognized as revenue during the year, partially offset by the recognition of $16.5 million of revenue that was deferred at the beginning of the year.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31, 2025	December 31, 2024
Inventories, net:
Finished goods and purchased products	$84,572	$110,850
Work in process	33,281	34,539
Raw Materials	95,691	108,421
Total inventories	213,544	253,810
Allowance for excess or obsolete inventories	(30,135)	(38,974)
	$183,409	$214,836
During 2025, the Company recognized inventory impairment charges within the Downhole Technologies segment totaling $20.8 million to reduce the carrying value of inventories to their estimated net realizable value based on management’s decision to exit certain products in favor of new technology as well as changes in expectations regarding the near-term utility, customer demand and market pricing of certain goods.

	Estimated Useful Life (years)			December 31, 2025	December 31, 2024
Property, plant and equipment, net:
Land				$34,489	$28,721
Buildings and leasehold improvements	1	–	40	210,134	219,990
Machinery and equipment	2	–	28	234,187	240,955
Completion-related equipment	2	–	10	123,636	134,593
Office furniture and equipment	2	–	10	33,596	36,128
Vehicles	3	–	10	14,177	47,315
Construction in progress				16,668	26,846
Property, plant and equipment				666,887	734,548
Accumulated depreciation				(422,505)	(467,677)
				$244,382	$266,871
During 2025, certain facilities, equipment and inventory in the Completion and Production Services segment and the Offshore Manufactured Products segment were reclassified to Corporate assets held for sale. The carrying value of assets held for sale was assessed and reduced to estimated net realizable value, resulting in the recognition of an impairment charge of $7.1 million within Corporate operations.
As further discussed in Note 2, “Summary of Significant Accounting Policies,” during 2025 the Company also assessed the carrying value of the long-lived assets of an asset group within the Downhole Technologies segment. As a result of this assessment, the segment recognized non-cash impairment charges of $8.6 million related primarily to machinery and equipment.
During 2024, certain equipment and inventory in the Completion and Production Services segment were reclassified to Corporate assets held for sale. These assets were sold in 2025.
Additionally, the Company sold certain idle facilities and equipment and retired other fully-depreciated completion-related equipment during 2025 and 2024.
For the years ended December 31, 2025, 2024 and 2023, depreciation expense was $32.9 million, $38.3 million and $43.6 million, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31, 2025	December 31, 2024
Other noncurrent assets:
Deferred compensation plan	$22,564	$18,245
Deferred financing costs	997	1,619
Deferred income taxes	2,057	1,964
Other	3,430	3,075
	$29,048	$24,903

	December 31, 2025	December 31, 2024
Accrued liabilities:
Accrued compensation	$23,573	$22,350
Accrued taxes, other than income taxes	872	1,234
Insurance liabilities	2,972	3,383
Accrued interest	599	1,555
Accrued commissions	2,715	3,237
Other	7,749	5,102
	$38,480	$36,861
5.     Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, by operating segment, for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Offshore Manufactured Products	Downhole Technologies	Total
Balance as of December 31, 2023(1)	$79,867	$—	$79,867
Goodwill associated with transferred operations(2)	(10,000)	10,000	—
Impairment of goodwill(2)	—	(10,000)	(10,000)
Foreign currency translation	(158)	—	(158)
Balance as of December 31, 2024(1)	69,709	—	69,709
Foreign currency translation	815	—	815
Balance as of December 31, 2025(1)	$70,524	$—	$70,524
____________________
(1)Net of accumulated impairment losses of $96.5 million as of December 31, 2025 and 2024, and $86.5 million as of December 31, 2023.
(2)For further discussion, see Note 2 “Summary of Significant Accounting Policies.”

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Other Intangible Assets
The following table presents the gross carrying amount and the related accumulated amortization for major intangible asset classes as of December 31, 2025 and 2024 (in thousands):

	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$123,073	$107,300	$15,773	$122,859	$55,534	$67,325
Patents/Technology/Know-how	68,999	59,605	9,394	70,206	39,699	30,507
Tradenames and other	47,752	41,464	6,288	47,729	19,699	28,030
	$239,824	$208,369	$31,455	$240,794	$114,932	$125,862
Amortization expense was $14.5 million, $16.4 million and $17.2 million in the years ended December 31, 2025, 2024 and 2023, respectively. The weighted average remaining amortization period for finite-lived intangible assets was 7.9 years as of December 31, 2025 and 9.5 years as of December 31, 2024. Amortization expense is expected to total approximately $6 million in 2026, $5 million in 2027, $4 million in 2028, $3 million in 2029 and $3 million in 2030.
As further discussed in Note 2, “Summary of Significant Accounting Policies,” during 2025 the Company assessed the carrying value of the long-lived assets of an asset group within the Downhole Technologies segment. As a result of this assessment, the segment recognized non-cash impairment charges of $44.7 million related to customer relationships, $19.3 million related to patents/technology/know-how and $16.2 million related to tradenames.
As further discussed in Note 3, “Asset Impairments and Other Charges and Credits,” during 2024 the Company made a strategic decision to exit an underperforming service offering within the Completion and Production Services segment. As a result of this action, the segment recognized non-cash impairment charges of $9.1 million related to customer relationships and $1.7 million related to tradenames.
6.    Long-term Debt
As of December 31, 2025 and 2024, long-term debt consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Revolving credit facility(1)	$—	$—
2026 Notes(2)	52,650	122,505
Other debt and finance lease obligations	2,390	2,782
Total debt	55,040	125,287
Less: Current portion	(53,370)	(633)
Total long-term debt	$1,670	$124,654
____________________
(1)Unamortized deferred financing costs of $1.0 million and $1.6 million as of December 31, 2025 and December 31, 2024, respectively, are presented in other noncurrent assets.
(2)The outstanding principal amount of the 2026 Notes was $52.7 million as of December 31, 2025 and $123.5 million as of December 31, 2024.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Scheduled maturities of total debt as of December 31, 2025, are as follows (in thousands):

2026	$53,370
2027	699
2028	662
2029	307
2030	2
Thereafter	—
$55,040
Revolving Credit Facility
As of December 31, 2025, the Company had a senior secured credit facility, which provided for an asset-based revolving credit facility (the “ABL Facility”), under which credit availability is subject to a borrowing base calculation.
The ABL Facility was governed by a credit agreement (amended on July 28, 2025 by that certain Fifth Amendment to Credit Agreement and First Amendment to the Guaranty and Security Agreement), with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto (as amended, the “ABL Agreement”). The ABL Facility was scheduled to mature on February 16, 2028, with a springing maturity 91 days prior to the stated maturity of any outstanding indebtedness with an outstanding principal balance equal to or greater than $17.5 million, unless as of such date such indebtedness had been refinanced, defeased or adequately reserved for (either against the borrowing base or the maximum revolver amount) or escrowed or cash collateralized in a deposit account.
The ABL Agreement provided funding based on a borrowing base calculation that included eligible U.S. customer accounts receivable and inventory and, effective July 28, 2025, provided for aggregate lender commitments of $100.0 million, including a $25.0 million sub-limit for the issuance of letters of credit. Borrowings under the ABL Agreement were secured by a pledge of substantially all of the Company’s domestic assets (other than real property) and the stock of certain foreign subsidiaries.
Borrowings under the ABL Agreement bore interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) (subject to a floor rate of 0%) plus, effective July 28, 2025, a margin of 2.25% to 2.75%, or at a base rate plus a margin of 1.25% to 1.75%, in each case based on average borrowing availability. Monthly, the Company also paid a commitment fee of either 0.375% or 0.50% per annum, based on average unused commitments under the ABL Agreement.
The ABL Agreement placed restrictions on the Company’s ability to incur additional indebtedness, grant liens on assets, pay dividends or make distributions on equity interests, dispose of assets, make investments, repay other indebtedness (including the 2026 Notes discussed below), engage in mergers, and other matters, in each case, subject to certain exceptions. The ABL Agreement contained customary default provisions, which, if triggered, could result in acceleration of repayment of all amounts then outstanding. The ABL Agreement also required the Company to satisfy and maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 (i) in the event that availability under the ABL Agreement is less than the greater of (a) 15% of the “line cap” (which is the lesser of the maximum revolver amount and the borrowing base) and effective July 28, 2025, (b) approximately $11.3 million; (ii) to complete certain specified transactions; or (iii) if an event of default has occurred and is continuing.
As of December 31, 2025, the Company had no borrowings outstanding under the ABL Agreement and $12.3 million of outstanding letters of credit. As of December 31, 2025, the Company was in compliance with its debt covenants under the ABL Agreement.
As further discussed in Note 16, “Subsequent Event,” on January 28, 2026 the Company entered into an amended and restated cash-flow based credit agreement, providing for aggregate lender commitments of up to: $75.0 million under a revolving credit facility and $50.0 million under a multi-draw term loan facility. This amended and restated credit agreement replaced the ABL Facility and ABL Agreement.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2026 Notes
The Company issued $135.0 million aggregate principal amount of its 4.75% convertible senior notes due 2026 (the “2026 Notes) pursuant to an indenture, dated as of March 19, 2021 (the “2026 Indenture”), between the Company and Computershare Trust Company, National Association, as successor trustee.
The following table provides a summary of the Company's purchases of outstanding 2026 Notes during the years ended December 31, 2025 and 2024, with non-cash gains (losses) reported within other income, net (in thousands):

	Principal Amount	Carrying Value of Liability	Cash Paid	Non-cash Pre-tax Gains (Losses) Recognized
Year Ended December 31, 2025	70,766	70,560	70,440	120
Year Ended December 31, 2024	11,500	11,361	10,846	515
The outstanding 2026 Notes bear interest at a rate of 4.75% per year and will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. Additional interest and special interest may accrue on the 2026 Notes under certain circumstances as described in the 2026 Indenture. The conversion rate is 95.3516 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes (equivalent to a conversion price of $10.49 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2026 Indenture. The Company’s intent is to repay the principal amount of the 2026 Notes in cash and settle the conversion feature (if any) in shares of the Company’s common stock. As of December 31, 2025, none of the conditions allowing holders of the 2026 Notes to convert, or requiring the Company to repurchase the 2026 Notes, had been met.
7.     Operating Leases
Operating Lease Assets
The following table presents the carry value of operating lease assets in the Company’s consolidated balance sheets as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Operating lease assets, net	$12,731	$19,537
Operating lease asset additions are offset by a corresponding increase to operating lease liabilities and do not impact the consolidated statement of cash flows at commencement. The non-cash effect of operating lease additions in 2025, 2024 and 2023 totaled $3.5 million, $1.1 million and $1.3 million, respectively.
The following table provides details regarding the components of operating lease expense based on the initial term of underlying agreements for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Operating lease expense components:
Leases with initial term of greater than 12 months	$7,767	$8,588	$8,481
Leases with initial term of 12 months or less	3,028	4,159	4,852
Total operating lease expense	$10,795	$12,747	$13,333
The Completion and Production Services and Downhole Technologies segments recognized non-cash operating lease asset impairment charges of $1.3 million and $1.0 million, respectively, in 2025 and $3.3 million and $0.5 million, respectively, in 2024 associated with the closure of certain leased facilities.
As further discussed in Note 2, “Summary of Significant Accounting Policies,” during 2025 the Company also assessed the carrying value of the long-lived assets of an asset group within the Downhole Technologies segment. As a result of this assessment, the segment recognized non-cash impairment charges of $2.1 million related to operating lease assets.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Operating Lease Liabilities
The following table provides the scheduled maturities of operating lease liabilities as of December 31, 2025 (in thousands):

2026	$8,201
2027	6,084
2028	3,719
2029	2,483
2030	1,349
Thereafter	—
Total lease payments	21,836
Less: Imputed interest	(1,896)
Present value of operating lease liabilities	19,940
Less: Current portion	(7,286)
Total long-term operating lease liabilities	$12,654

Weighted-average remaining lease term (years)	3.3
Weighted-average discount rate	7%
8.    Stockholders’ Equity
Common and Preferred Stock
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during 2025 and 2024 (in thousands):

	Issued	Treasury Stock	Outstanding
Shares of common stock outstanding – December 31, 2023	77,219	13,892	63,327
Restricted stock awards, net of forfeitures	1,387	—	1,387
Shares withheld for taxes on vesting of stock awards	—	411	(411)
Purchases of treasury stock	—	2,810	(2,810)
Shares of common stock outstanding – December 31, 2024	78,606	17,113	61,493
Restricted stock awards, net of forfeitures	1,933	—	1,933
Shares withheld for taxes on vesting of stock awards	—	461	(461)
Purchases of treasury stock	—	3,309	(3,309)
Shares of common stock outstanding – December 31, 2025	80,539	20,883	59,656
As of December 31, 2025 and December 31, 2024, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
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
During the year ended December 31, 2025, the Company purchased 3.3 million shares of common stock under the program at a total cost of $16.6 million. The amount remaining under the Company’s share repurchase authorization as of December 31, 2025 was $24.7 million.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of the Company’s operating segments. Accumulated other comprehensive loss decreased from $79.5 million at December 31, 2024 to $66.3 million at December 31, 2025. For the years ended December 31, 2025 and 2024, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil.
During the year ended December 31, 2025, the exchange rates for the British pound and the Brazilian real strengthened by 7% and 13%, respectively, compared to the U.S. dollar, contributing to other comprehensive income of $13.3 million. During the year ended December 31, 2024, the exchange rates for the British pound and the Brazilian real weakened by 1% and 22%, respectively, contributing to other comprehensive loss of $9.5 million.
9.    Income Taxes
Consolidated income (loss) before income taxes for the years ended December 31, 2025, 2024 and 2023 consisted of the following (in thousands):

	2025	2024	2023
United States	$(133,022)	$(27,024)	$3,793
Foreign	30,490	19,172	12,031
Total	$(102,532)	$(7,852)	$15,824
The 2025 and 2024 U.S. losses before income taxes included non-cash asset impairment charges of $121.1 million and $24.6 million, respectively.
Components of income tax provision for the years ended December 31, 2025, 2024 and 2023 consisted of the following (in thousands):

	2025	2024	2023
Current:
United States	$(626)	$—	$—
U.S. state	348	555	1,135
Foreign	6,538	5,207	1,572
	6,260	5,762	2,707
Deferred:
United States	(735)	(1,822)	2,061
U.S. state	(68)	(281)	(721)
Foreign	1,388	(253)	(1,114)
	585	(2,356)	226
Total income tax provision	$6,845	$3,406	$2,933

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A reconciliation of the U.S. statutory income tax benefit to the total income tax provision for the year ended December 31, 2025 is as follows:

U.S. federal statutory income tax benefit	$(21,532)	21.0%
Effect of cross-border tax laws	1,220	(1.2)%
Tax credits:
U.S. foreign tax credits	1,641	(1.6)%
U.S. other	300	(0.3)%
Nontaxable or nondeductible items:
Non-deductible compensation	1,480	(1.4)%
Other	1,124	(1.1)%
Changes in valuation allowances against tax assets	21,702	(21.2)%
Other	(770)	0.8%
State income taxes, net of federal benefits(1)	182	(0.2)%
Foreign tax effects:
United Kingdom	1,094	(1.1)%
Other foreign jurisdictions	404	(0.4)%
Total income tax provision	$6,845	(6.7)%
____________________
(1)The primary drivers of state income taxes are current state taxes and return-to-accrual adjustments in Louisiana, Pennsylvania, and Texas.
A reconciliation of the U.S. statutory income tax provision (benefit) to the total income tax provision for the years ended 2024 and 2023 is as follows:

	2024	2023
U.S. federal statutory income tax provision (benefit)	$(1,649)	$3,323
Impairment of goodwill	1,619	—
Effect of foreign income taxed at different rates	1,400	(425)
Foreign income subject to U.S. taxes	1,214	931
Utilization of U.S. foreign tax credits	(1,373)	(1,460)
State income taxes, net of federal benefits	502	962
Changes in valuation allowances against tax assets (see Note 15)	760	(2,010)
Non-deductible compensation	1,449	1,390
Other, net	(516)	222
Total income tax provision	$3,406	$2,933
Income taxes paid (net of refunds) by jurisdiction for the year ended December 31, 2025 are as follows (in thousands):

U.S. federal	$40
U.S. state:
Louisiana	462
Other	475
Total state	937
Foreign:
Brazil	1,406
Canada	631
United Kingdom	2,881
Other	1,192
Total foreign	6,110
Total taxes paid, net	$7,087

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Deferred tax assets:
Foreign tax credit carryforwards	$719	$3,423
Net operating loss carryforwards	11,452	14,147
R&D credit carryforwards	3,487	3,880
Inventories	5,932	8,456
Operating lease liabilities	3,482	4,337
Employee benefits	5,295	4,292
Deferred revenue	18,790	8,088
Other	5,628	7,835
Gross deferred tax asset	54,785	54,458
Valuation allowance (see Note 15)	(42,560)	(22,088)
Net deferred tax asset	12,225	32,370
Deferred tax liabilities:
Property, plant and equipment	(2,935)	(8,895)
Intangible assets	(8,438)	(21,009)
Operating lease assets	(1,905)	(3,108)
Other	(2,655)	(2,744)
Deferred tax liability	(15,933)	(35,756)
Net deferred tax liability	$(3,708)	$(3,386)

	2025	2024
Balance sheet classification:
Other non-current assets	$2,057	$1,964
Deferred tax liability	(5,765)	(5,350)
Net deferred tax liability	$(3,708)	$(3,386)
The Company had U.S. state NOL carryforwards as of December 31, 2025 totaling $144.2 million, of which $9.1 million were attributable to the acquired GEODynamics operations and subject to certain limitation provisions. As of December 31, 2025, the Company had NOL carryforwards related to certain of its international operations totaling $17.1 million, of which $6.1 million can be carried forward indefinitely and $11.0 million expire between 2026 and 2045. As of December 31, 2025 and 2024, the Company had recorded valuation allowances of $12.7 million and $13.9 million, respectively, with respect to foreign and U.S. state NOL carryforwards.
As of December 31, 2025 and 2024, the Company’s foreign tax credit carryforwards totaled $0.7 million and $3.4 million, respectively. During 2025 and 2024, $0.4 million and $4.3 million, respectively, of the Company’s foreign tax credits expired, and the offsetting valuation allowances were reduced. The remaining foreign tax credits will expire, if unused, in varying amounts from 2028 to 2029. As of December 31, 2025 and 2024, the Company had recorded valuation allowances of $0.7 million and $3.4 million, respectively, with respect to foreign tax credit carryforwards.
As of December 31, 2025 and 2024, the Company’s U.S. research and development tax credit carryforwards totaled $3.5 million and $3.9 million, respectively, which will expire, if unused, between 2032 and 2045. As of December 31, 2025 and 2024, the Company had recorded valuation allowances of $3.5 million and $2.0 million, respectively, with respect to research and development tax credit carryforwards.
As of December 31, 2025 and 2024, the Company had recorded valuation allowances against other U.S. deferred tax assets of $25.7 million and $2.7 million, respectively.

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
The total amount of unrecognized tax benefits as of December 31, 2025 and 2024 was nil. The Company accrues interest and penalties related to unrecognized tax benefits as a component of the Company’s provision for income taxes. As of December 31, 2025 and 2024, the Company had no accrued interest expense or penalties.
10.    Net Income (Loss) Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share amounts):

	2025	2024	2023
Numerators:
Net income (loss)	$(109,377)	$(11,258)	$12,891
Less: Income attributable to unvested restricted stock awards	—	—	(251)
Numerator for basic net income (loss) per share	(109,377)	(11,258)	12,640
Effect of dilutive securities:
Unvested restricted stock awards	—	—	2
Numerator for diluted net income (loss) per share	$(109,377)	$(11,258)	$12,642

Denominators:
Weighted average number of common shares outstanding	60,834	63,497	63,934
Less: Weighted average number of unvested restricted stock awards outstanding	(2,137)	(1,493)	(1,244)
Denominator for basic net income (loss) per share	58,697	62,004	62,690
Effect of dilutive securities:
Performance share units	—	—	462
Denominator for diluted net income (loss) per share	58,697	62,004	63,152

Net income (loss) per share:
Basic	$(1.86)	$(0.18)	$0.20
Diluted	(1.86)	(0.18)	0.20
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
Stock-based compensation expense recognized during the years ended December 31, 2025, 2024 and 2023 totaled $7.7 million, $8.7 million and $7.0 million, respectively.

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
The following table presents changes in restricted stock awards and related information for the year ended December 31, 2025 (shares in thousands):

	Service-based Restricted Stock		Performance- and Service-based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Total Number of Restricted Shares and Units
Unvested, December 31, 2024	1,513	$6.72	1,033	$6.73	2,546
Granted	1,573	5.32	297	5.31	1,870
Performance-based reduction(1)	—	—	(29)	9.11	(29)
Vested	(820)	6.61	(467)	6.53	(1,287)
Forfeited	(107)	5.76	—	—	(107)
Unvested, December 31, 2025	2,159	$5.79	834	$6.25	2,993
____________________
(1)Reflects a reduction in the number of shares issuable upon vesting of the 2023 performance-based stock awards, based on achievement level earned.
The total fair value of restricted stock awards that vested in 2025, 2024 and 2023 was $5.4 million, $4.9 million and $4.7 million, respectively. As of December 31, 2025, there was $8.8 million of total compensation costs related to unvested restricted stock awards not yet recognized, which is expected to be recognized over a weighted average vesting period of 1.6 years.
As of December 31, 2025, approximately 2.9 million shares were available for future grant under the Company’s Amended and Restated Equity Participation Plan.
Long-Term Cash Incentive Awards
The Company issued conditional long-term cash incentive awards (“Cash Awards”) with targeted values of $1.4 million and $1.5 million in 2025 and 2024, respectively. The performance measure for these Cash Awards is relative total stockholder return compared to a peer group of companies measured over a three-year period. The ultimate dollar amount to be awarded for each annual grant ranges from zero to a maximum of $2.9 million for the 2025 awards and from zero to a maximum of $3.1 million for the 2024 awards, limited to the targeted award value if the Company’s total stockholder return is negative over the respective performance period. Obligations related to these Cash Awards are classified as liabilities and recognized over the vesting period.
12. Retirement Plans
Defined Contribution Plans
The Company sponsors defined contribution plans, including a 401(k) retirement savings plan (the “401(k) Plan”). Participation in these plans is available to substantially all employees. The Company recognized expenses of $5.7 million, $6.3 million and $7.0 million primarily related to matching contributions under its various defined contribution plans during the years ended December 31, 2025, 2024 and 2023, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Deferred Compensation Plan
The Company also maintains a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) that permits eligible directors and employees to elect to defer the receipt of all or a portion of their directors’ fees or salary and annual bonuses. The Deferred Compensation Plan permits the Company to make discretionary contributions to an employee’s account. Since inception of the plan, this discretionary contribution provision has been limited to a matching of the employee’s contributions on a basis equivalent to matching permitted under the Company’s 401(k) Plan, but not subject to the IRS limitations on match-eligible compensation. The vesting of Company contributions to participant accounts is equivalent to the vesting requirements of the Company’s 401(k) Plan. The assets of the Deferred Compensation Plan are held in a Rabbi Trust (the “Trust”) and, therefore, are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. Participants have the ability to direct the plan administrator to invest the assets in their individual accounts, including any discretionary contributions made by the Company, in a selection of funds consistent with those in the Company’s 401(k) Plan. Distributions from the Deferred Compensation Plan are made in cash based upon the participants’ specific deferral payment elections. As of December 31, 2025, Trust assets totaled $22.6 million and amounts payable to plan participants totaled $23.8 million, which are classified as “other noncurrent assets” and “other noncurrent liabilities,” respectively, in the Company’s consolidated balance sheet. The fair value of the investments held by the Trust was based on quoted market prices in active markets (a Level 1 fair value measurement).
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
The Completion and Production Services segment provides a broad range of equipment and services that are used to establish and maintain the flow of oil and natural gas from a well throughout its life cycle. In this segment, operations primarily include completion-focused equipment and services and, to a much lesser extent, land drilling services in the United States (prior to the sale of its remaining drilling rigs in August 2024). The segment provides solutions to its customers using its completion tools and highly-trained personnel throughout its service offerings which include wireline support, frac stacks, isolation tools, downhole and extended reach activity, isolation tools (prior to the exit of the service offering in the fourth quarter of 2025) and well testing and flowback operations (prior to the exit of the services offering in the third quarter of 2024).
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Financial information by operating segment for each of the three years ended December 31, 2025, 2024 and 2023, is summarized in the following tables (in thousands):

	Year Ended December 31, 2025
	Offshore Manufactured Products(1)	Completion and Production Services(2)	Downhole Technologies(3)	Corporate(4)	Total
Revenues	$431,093	$114,548	$123,347	$—	$668,988

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	308,701	93,760	133,273	—	535,734
Selling, general and administrative expense	36,453	6,870	7,580	39,522	90,425
Depreciation and amortization expense	15,210	16,756	15,047	426	47,439
Long-lived and other asset impairments(5)	—	1,307	91,939	7,075	100,321
Other operating (income) loss, net	1,565	(8,160)	(165)	(200)	(6,960)
	361,929	110,533	247,674	46,823	766,959
Operating income (loss)	$69,164	$4,015	$(124,327)	$(46,823)	$(97,971)

Capital expenditures	$17,613	$11,722	$1,621	$235	$31,191
Total assets (as of December 31)	546,839	100,869	148,595	87,128	883,431
________________
(1)Operating income included $1.6 million of facility consolidation and other charges.
(2)Operating income included $10.8 million of asset impairment, facility consolidation and exit, and other charges.
(3)Operating loss included $113.0 million of asset impairment and other charges.
(4)Operating loss included $7.4 million of asset impairment and other charges.
(5)See Note 3 “Asset Impairments and Other Charges and Credits” for further discussion of these and other charges.

	Year Ended December 31, 2024
	Offshore Manufactured Products(1)	Completion and Production Services(2)	Downhole Technologies(3)	Corporate(4)	Total
Revenues	$397,900	$163,902	$130,786	$—	$692,588

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	279,754	141,393	115,054	—	536,201
Selling, general and administrative expense	37,029	10,813	9,427	37,740	95,009
Depreciation and amortization expense	15,205	22,143	16,808	552	54,708
Long-lived and other asset impairments(5)	—	14,067	10,487	—	24,554
Other operating (income) loss, net	633	(1,289)	(86)	(15,453)	(16,195)
	332,621	187,127	151,690	22,839	694,277
Operating income (loss)	$65,279	$(23,225)	$(20,904)	$(22,839)	$(1,689)

Capital expenditures	$18,428	$17,920	$1,140	$20	$37,508
Total assets (as of December 31)	510,374	152,485	265,240	77,009	1,005,108
________________
(1)Operating income included $3.4 million of facility consolidation and other charges.
(2)Operating loss included $24.3 million of asset impairment, facility consolidation and exit, patent defense and other charges.
(3)Operating loss included $10.6 million of asset impairment and other charges.
(4)Operating loss included a net gain of $15.3 million associated with the sale of a previously idled facility.
(5)See Note 3 “Asset Impairments and Other Charges and Credits” for further discussion of these and other charges.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended December 31, 2023
	Offshore Manufactured Products(1)	Completion and Production Services(2)	Downhole Technologies(3)	Corporate	Total
Revenues	$381,711	$242,633	$157,939	$—	$782,283

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	274,591	196,158	136,139	—	606,888
Selling, general and administrative expense	34,430	9,417	9,457	40,881	94,185
Depreciation and amortization expense	16,357	25,318	18,467	636	60,778
Other operating (income) loss, net	44	(2,141)	(250)	(385)	(2,732)
	325,422	228,752	163,813	41,132	759,119
Operating income (loss)	$56,289	$13,881	$(5,874)	$(41,132)	$23,164

Capital expenditures	$9,235	$19,125	$1,825	$468	$30,653
Total assets	521,923	191,630	278,151	54,782	1,046,486
________________
(1)Operating income included $2.5 million of facility consolidation and other charges.
(2)Operating income included $0.6 million in costs associated with the defense of certain patents.
(3)Operating loss included $3.2 million in provisions for excess and obsolete inventories.
See Note 2, “Summary of Significant Accounting Policies,” Note 3, “Asset Impairments and Other Charges and Credits,” Note 4, “Details of Selected Balance Sheet Accounts,” and Note 7, “Operating Leases” for further discussion of these and other charges and benefits.
No customer individually accounted for greater than 10% of the Company’s 2025, 2024 or 2023 consolidated revenues or individually accounted for greater than 10% of the Company’s consolidated accounts receivable as of December 31, 2025.
The Company’s Offshore Manufactured Products segment has numerous facilities around the world that generate both product and service revenues, and it is common for the segment to provide both installation and other services for products it manufactures. While substantially all depreciation and amortization expense for the Offshore Manufactured Products segment relates to cost of revenues, it does not segregate or capture depreciation or amortization expense between product and service cost. For the Downhole Technologies segment, substantially all depreciation and amortization expense relates to cost of products while substantially all depreciation and amortization expense for the Completion and Production Services segment relates to cost of services. Operating income (loss) excludes equity in net income of unconsolidated affiliates, which is immaterial and not reported separately herein.
The following tables provide supplemental disaggregated revenue from contracts with customers by operating segment for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Offshore Manufactured Products			Completion and Production Services			Downhole Technologies
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Project-driven:
Products	$275,288	$232,867	$235,080	$—	$—	$—	$—	$—	$—
Services	115,351	123,906	112,742	—	—	—	—	—	—
Total project-driven	390,639	356,773	347,822	—	—	—	—	—	—
Military and other products	40,454	41,127	33,889	—	—	—	—	—	—
Short-cycle products and services	—	—	—	114,548	163,902	242,633	123,347	130,786	157,939
	$431,093	$397,900	$381,711	$114,548	$163,902	$242,633	$123,347	$130,786	$157,939

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Financial information by geographic location for the years ended December 31, 2025, 2024 and 2023, is summarized below (in thousands). Revenues are attributable to countries based on the location of the entity selling the products or performing the services and include export sales. Long-lived assets are attributable to countries based on the physical location of the operations and its operating assets and do not include intercompany receivable balances.

	United States	United Kingdom	Singapore	Other	Total
2025
Revenues from unaffiliated customers	$410,564	$120,124	$54,131	$84,169	$668,988
Long-lived assets	216,696	79,519	24,281	38,596	359,092
2024
Revenues from unaffiliated customers	$484,945	$103,814	$38,835	$64,994	$692,588
Long-lived assets	354,487	75,014	16,090	36,388	481,979
2023
Revenues from unaffiliated customers	$594,808	$81,643	$48,131	$57,701	$782,283
Long-lived assets	407,457	79,607	6,485	41,687	535,236
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
15. Valuation Allowances
Activity in the valuation accounts was as follows (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (net of recoveries)	Translation and Other, Net	Balance at End of Period
Year Ended December 31, 2025:
Allowance for doubtful accounts receivable	$2,614	$650	$(820)	$346	$2,790
Allowance for excess or obsolete inventory	38,974	1,551	(8,329)	(2,061)	30,135
Valuation allowance on deferred tax assets(1)	22,088	21,702	(1,329)	99	42,560
Year Ended December 31, 2024:
Allowance for doubtful accounts receivable	$4,497	$933	$(2,792)	$(24)	$2,614
Allowance for excess or obsolete inventory	41,745	3,108	(5,804)	(75)	38,974
Valuation allowance on deferred tax assets(2)	29,638	760	(8,023)	(287)	22,088
Year Ended December 31, 2023:
Allowance for doubtful accounts receivable	$5,226	$(336)	$(428)	$35	$4,497
Allowance for excess or obsolete inventory	37,681	5,229	(1,437)	272	41,745
Valuation allowance on deferred tax assets(3)	36,749	(2,010)	(5,020)	(81)	29,638
________________
(1)As further discussed in Note 9, “Income Taxes,” the $1.3 million reduction in the valuation allowance on deferred tax assets in 2025 was primarily attributable to reductions in other deferred tax assets and the expiration of foreign tax credits.
(2)As further discussed in Note 9, “Income Taxes,” the $8.0 million reduction in the valuation allowance on deferred tax assets in 2024 was primarily attributable to the expiration of foreign tax credit carryforwards as well as reductions in other deferred tax assets.
(3)As further discussed in Note 9, “Income Taxes,” the $5.0 million reduction in the valuation allowance on deferred tax assets in 2023 was primarily attributable to the expiration of foreign tax credit carryforwards.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
16.    Subsequent Event
On January 28, 2026, the Company entered into an amended and restated credit agreement (the “Cash Flow Credit Agreement”) among the Company, Wells Fargo Bank, National Association as administrative agent and the lenders and other financial institutions from time to time party thereto. The Cash Flow Credit Agreement amends and restates in its entirety the ABL Agreement discussed in Note 6, “Long-term Debt.” The Cash Flow Credit Agreement provides for credit facilities with total commitments of $125.0 million, consisting of a $75.0 million revolving credit facility (including a $40.0 million sub-limit for the issuance of letters of credit) and a $50.0 million multi-draw term loan facility, which is available through July 28, 2026, with each credit facility maturing on January 28, 2030. Commitments under the Revolving Credit Facility may be increased, at the Company’s option and under certain conditions, by up to an additional $50.0 million in the aggregate.
As of February 20, 2026, the Company had no borrowings outstanding under the Cash Flow Credit Agreement and $12.1 million of outstanding letters of credit, leaving $112.9 million available to be drawn.
Borrowings under the Cash Flow Credit Agreement bear interest at a rate equal to Term SOFR plus a margin of 2.50% to 3.50%, or at a base rate plus a margin of 1.50% to 2.50%, in each case based on total net leverage ratio (as defined below). The Company must also pay a commitment fee of 0.375% to 0.500% per annum on unused commitments under the Cash Flow Credit Facilities based on the Consolidated Total Net Leverage Ratio (as defined in the Cash Flow Credit Agreement).
The Cash Flow Credit Agreement contains customary financial covenants and restrictions. Specifically, the Company must maintain an interest coverage ratio, defined as the ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the Cash Flow Credit Agreement), of not less than 3.00 to 1.00 and a total net leverage ratio, defined as the ratio of total net debt to Consolidated EBITDA, of no more than 2.50 to 1.00, provided that under certain circumstances that maintenance requirement shall be for a total net leverage ratio of no more than 3.25 to 1.00, subject to the Company being required to satisfy and maintain a senior secured net leverage ratio, defined as the ratio of senior secured net debt to Consolidated EBITDA, of no more than 2.00 to 1.00.
Each of the factors considered in the calculation of these ratios are defined in the Cash Flow Credit Agreement. Consolidated EBITDA and Consolidated Interest Expense, as defined in the Cash Flow Credit Agreement, exclude goodwill, intangible and fixed asset impairments, losses on extinguishment of debt, debt discount amortization, stock-based compensation expense and other non-cash charges.
Borrowings under the Cash Flow Credit Agreement are secured by a pledge of substantially all of the Company’s and the guarantors’ assets located in the United States and the stock of certain foreign subsidiaries. The Cash Flow Credit Agreement also contains negative covenants that limit the Company’s ability to borrow additional funds, encumber assets, pay dividends, sell assets and enter into other significant transactions. Under the Cash Flow Credit Agreement, the occurrence of specified change of control events involving the Company would constitute an event of default that would permit the banks to, among other things, accelerate the maturity of the facility and cause it to become immediately due and payable in full.