Form 10-K/A
period 2025-12-31
OIL STATES INTERNATIONAL, INC
filed 2026-03-26
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

Form 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Oil States International, Inc. (the "Company") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Form 10-K") with the U.S. Securities and Exchange Commission ("SEC") on March 4, 2026. The Company is filing this Amendment No. 1 to the 2025 Form 10-K (this "Amendment") solely to correct a clerical error in the report titled "Report of Independent Registered Public Accounting Firm" provided by Ernst & Young LLP (the "Audit Report") that was contained in the 2025 Form 10-K. Specifically, the Audit Report inadvertently contained an incorrect date.

This Amendment contains the complete text of Item 8. Financial Statements and Supplementary Data, Item 15. Exhibits and Financial Statement Schedules, and certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Items 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the date of this Amendment, which are filed as Exhibits 31.1 and 32.1, respectively, to this Amendment.

Except as specifically noted in this Amendment, this Amendment does not reflect events occurring after the filing of the 2025 Form 10-K or modify or update disclosures contained in the 2025 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2025 Form 10-K and the Company’s other filings with the SEC.

PART II
Item 8. Financial Statements and Supplementary Data
Our Consolidated Financial Statements and supplementary data begin on page 8 of this Annual Report on Form 10‑K/A and are incorporated by reference into this Item 8.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)    Index to Financial Statements, Financial Statement Schedules and Exhibits
(1)    Financial Statements: Reference is made to the index set forth on page 8 of this Annual Report on Form 10‑K/A.
(2)    Financial Statement Schedules: No schedules have been included herein because the information required to be submitted has been included in the Consolidated Financial Statements or the Notes thereto, or the required information is inapplicable.
(3)    Index of Exhibits: See Index of Exhibits, below, for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10‑K/A by Item 601 of Regulation S‑K.
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

21.1*	—	List of subsidiaries of the Company.

23.1*	—	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

24.1*	—	Powers of Attorney for Directors.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a‑14(b) or 15d‑14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a‑14(b) or 15d‑14(b) under the Securities Exchange Act of 1934.

97.1	—
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2026.
OIL STATES INTERNATIONAL, INC.

By	/s/ Cindy B. Taylor
Cindy B. Taylor
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 26, 2026.

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
Annual Report on Form 10-K/A

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