Form 10-Q
period 2026-03-31
OIL STATES INTERNATIONAL, INC
filed 2026-05-05
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of April 24, 2026, the number of shares of common stock outstanding was 60,193,415.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Products	$92,580	$100,551
Services	52,783	59,387
	145,363	159,938

Costs and expenses:
Product costs	74,367	80,329
Service costs	37,222	42,348
Cost of revenues (exclusive of depreciation and amortization expense presented below)	111,589	122,677
Selling, general and administrative expense	20,024	22,530
Depreciation and amortization expense	8,189	12,025
Impairment of assets held for sale	1,384	—
Other operating income, net	(101)	(2,933)
	141,085	154,299
Operating income	4,278	5,639

Interest expense, net	(1,175)	(1,578)
Other income, net	148	138
Income before income taxes	3,251	4,199
Income tax provision	(2,143)	(1,041)
Net income	$1,108	$3,158

Net income per share:
Basic	$0.02	$0.05
Diluted	0.02	0.05

Weighted average number of common shares outstanding:
Basic	57,785	60,167
Diluted	58,439	60,167
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$1,108	$3,158

Other comprehensive income (loss):
Currency translation adjustments	(1,218)	5,539
Comprehensive income (loss)	$(110)	$8,697
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$58,989	$69,914
Accounts receivable, net	187,215	202,445
Inventories, net	195,670	183,409
Assets held for sale	17,176	17,350
Prepaid expenses and other current assets	21,223	22,173
Total current assets	480,273	495,291

Property, plant, and equipment, net	238,685	244,382
Operating lease assets, net	13,463	12,731
Goodwill, net	70,268	70,524
Other intangible assets, net	29,994	31,455
Other noncurrent assets	29,473	29,048
Total assets	$862,156	$883,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$53,416	$53,370
Accounts payable	64,322	68,090
Accrued liabilities	30,102	38,480
Current operating lease liabilities	5,914	7,286
Income taxes payable	1,578	1,759
Deferred revenue	92,759	97,195
Total current liabilities	248,091	266,180

Long-term debt	1,529	1,670
Long-term operating lease liabilities	12,717	12,654
Deferred income taxes	5,498	5,765
Other noncurrent liabilities	23,365	23,971
Total liabilities	291,200	310,240

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 81,456,675 shares and 80,538,758 shares issued, respectively	815	805
Additional paid-in capital	1,147,459	1,145,642
Retained earnings	165,391	164,283
Accumulated other comprehensive loss	(67,482)	(66,264)
Treasury stock, at cost, 21,252,701 and 20,882,840 shares, respectively	(675,227)	(671,275)
Total stockholders’ equity	570,956	573,191
Total liabilities and stockholders’ equity	$862,156	$883,431
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

Three Months Ended March 31, 2026	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2025	$805	$1,145,642	$164,283	$(66,264)	$(671,275)	$573,191
Net income	—	—	1,108	—	—	1,108
Currency translation adjustments (excluding intercompany advances)	—	—	—	(4,013)	—	(4,013)
Currency translation adjustments on intercompany advances	—	—	—	2,795	—	2,795
Stock-based compensation expense	10	1,817	—	—	—	1,827
Surrender of stock to settle taxes on stock awards	—	—	—	—	(3,952)	(3,952)
Stock repurchases	—	—	—	—	—	—
Balance, March 31, 2026	$815	$1,147,459	$165,391	$(67,482)	$(675,227)	$570,956

Three Months Ended March 31, 2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2024	$786	$1,137,949	$273,660	$(79,532)	$(652,209)	$680,654
Net income	—	—	3,158	—	—	3,158
Currency translation adjustments (excluding intercompany advances)	—	—	—	3,336	—	3,336
Currency translation adjustments on intercompany advances	—	—	—	2,203	—	2,203
Stock-based compensation expense	19	1,819	—	—	—	1,838
Surrender of stock to settle taxes on stock awards	—	—	—	—	(2,432)	(2,432)
Stock repurchases	—	—	—	—	(5,346)	(5,346)
Balance, March 31, 2025	$805	$1,139,768	$276,818	$(73,993)	$(659,987)	$683,411
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$1,108	$3,158
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,189	12,025
Impairments of assets held for sale	1,384	—
Stock-based compensation expense	1,827	1,838
Amortization of deferred financing costs	758	332
Deferred income tax provision (benefit)	(58)	175
Gains on disposals of assets	(344)	(2,189)
Other, net	(1,461)	(442)
Changes in operating assets and liabilities:
Accounts receivable	14,549	12,382
Inventories	(12,852)	237
Accounts payable and accrued liabilities	(12,175)	(11,497)
Deferred revenue	(4,436)	(1,491)
Other operating assets and liabilities, net	1,626	(5,233)
Net cash flows provided by (used in) operating activities	(1,885)	9,295

Cash flows from investing activities:
Capital expenditures	(4,227)	(9,158)
Proceeds from disposition of property and equipment	396	1,685
Proceeds from disposition of assets held for sale	473	7,500
Other, net	(10)	(34)
Net cash flows used in investing activities	(3,368)	(7)

Cash flows from financing activities:
Revolving credit facility borrowings	83	170
Revolving credit facility repayments	(83)	(170)
Other debt and finance lease repayments, net	(179)	(171)
Payment of financing costs	(1,918)	(6)
Purchases of treasury stock	—	(5,346)
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(3,952)	(2,432)
Net cash flows used in financing activities	(6,049)	(7,955)

Effect of exchange rate changes on cash and cash equivalents	377	132
Net change in cash and cash equivalents	(10,925)	1,465
Cash and cash equivalents, beginning of period	69,914	65,363
Cash and cash equivalents, end of period	$58,989	$66,828

Cash paid for:
Interest	$283	$307
Income taxes, net	1,776	708
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
The preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of such estimates include, but are not limited to, goodwill, long-lived and other asset impairments, revenue and income recognized over time, valuation allowances recorded on deferred tax assets, reserves on inventory, allowances for doubtful accounts, settlement of litigation and potential future adjustments related to contractual indemnification and other agreements. Actual results could materially differ from those estimates.
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, which are adopted by the Company as of the specified effective date. Management believes that recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
The financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2025, as amended by its Annual Report filed on Form 10-K/A.
2.    Asset Impairments and Other Charges
Management has implemented certain cost reduction actions including: the consolidation, relocation and exit of certain operating locations; the exit of certain service offerings; and reductions in the Company’s workforce in the United States. As a result of these events, actions and assessments, the Company recorded the following charges during the three months ended March 31, 2026 and 2025 (in thousands):

	Offshore Manufactured Products	Completion and Production Services	Downhole Technologies	Corporate	Total
Three Months Ended March 31, 2026
Impairment of assets held for sale	$—	$—	$—	$1,384	$1,384
Facility consolidation, exit and other charges	192	—	—	2,496	2,688
Pre-tax totals	$192	$—	$—	$3,880	4,072
Income tax benefit					—
After-tax total					$4,072

Three Months Ended March 31, 2025
Facility consolidation, exit and other charges	$—	$930	$—	$—	$930
Pre-tax totals	$—	$930	$—	$—	930
Income tax benefit					196
After-tax total					$734

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Goodwill
The Company’s remaining goodwill exists in the Offshore Manufactured Products segment, totaling $70.3 million and $70.5 million, respectively, as of March 31, 2026 and December 31, 2025.
The Company does not amortize goodwill, but rather assesses goodwill for impairment annually and when an event occurs or circumstances change that indicate the carrying amounts may not be recoverable. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recorded.
Long-Lived Tangible and Intangible Assets
An assessment for impairment of long-lived tangible and intangible assets is conducted when an event occurs or circumstances change that indicate that the carrying value of long-lived tangible and intangible assets may not be recoverable. During the first quarter of 2026, management made a decision to exit an additional U.S. land-based service line within the Completion and Production Services segment and market the related equipment. These assets were reclassified to Corporate assets held for sale. The carrying value of assets held for sale was assessed and reduced to estimated net realizable value, resulting in the recognition of an impairment charge of $1.4 million within Corporate operations.
3.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of March 31, 2026 and December 31, 2025 is presented below (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable, net:
Trade	$118,298	$127,607
Unbilled revenue	23,233	21,870
Contract assets	41,787	47,349
Other	6,298	8,409
Total accounts receivable	189,616	205,235
Allowance for doubtful accounts	(2,401)	(2,790)
	$187,215	$202,445

Allowance for doubtful accounts as a percentage of total accounts receivable	1%	1%

	March 31, 2026	December 31, 2025
Deferred revenue (contract liabilities)	$92,759	$97,195
As of March 31, 2026, accounts receivable, net in the United States, the United Kingdom and Singapore represented 57%, 13% and 11%, respectively, of the total. No other country or single customer accounted for more than 10% of the Company’s total accounts receivable as of March 31, 2026.
For the three months ended March 31, 2026, the $5.6 million net decrease in contract assets was primarily attributable to $21.8 million transferred to accounts receivable, which was partially offset by $18.2 million in revenue recognized during the period. Deferred revenue (contract liabilities) decreased by $4.4 million in the first three months of 2026, reflecting the recognition of $14.2 million of revenue that was deferred at the beginning of the period, partially offset by $9.9 million in new customer billings which were not recognized as revenue during the period.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following provides a summary of activity in the allowance for doubtful accounts for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Allowance for doubtful accounts – January 1	$2,790	$2,614
Provisions	114	167
Write-offs	(502)	(12)
Other	(1)	2
Allowance for doubtful accounts – March 31	$2,401	$2,771

	March 31, 2026	December 31, 2025
Inventories, net:
Finished goods and purchased products	$92,807	$84,572
Work in process	31,742	33,281
Raw materials	101,169	95,691
Total inventories	225,718	213,544
Allowance for excess or obsolete inventories	(30,048)	(30,135)
	$195,670	$183,409

	March 31, 2026	December 31, 2025
Property, plant and equipment, net:
Property, plant and equipment	$664,621	$666,887
Accumulated depreciation	(425,936)	(422,505)
	$238,685	$244,382
As further discussed in Note 2, “Asset Impairments and Other Charges,” certain equipment in the Completion and Production Services segment was reclassified to Corporate assets held for sale during the first quarter of 2026.
For the three months ended March 31, 2026 and 2025, depreciation expense was $6.8 million and $8.3 million, respectively.

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$123,005	$107,900	$15,105	$123,073	$107,300	$15,773
Patents/Technology/Know-how	68,959	60,109	8,850	68,999	59,605	9,394
Tradenames and other	47,745	41,706	6,039	47,752	41,464	6,288
	$239,709	$209,715	$29,994	$239,824	$208,369	$31,455
For the three months ended March 31, 2026 and 2025, amortization expense was $1.4 million and $3.8 million, respectively. During the fourth quarter of 2025, the Company assessed the carrying value of the long-lived assets of an asset group within the Downhole Technologies segment. As a result of this assessment, the segment reduced the carrying values of customer relationships by $44.7 million, patents/technology/know-how by $19.3 million and tradenames by $16.2 million. Following these fourth quarter 2025 impairments, amortization expense associated with these intangible assets in 2026 decreased from 2025 levels.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	March 31, 2026	December 31, 2025
Other noncurrent assets:
Deferred compensation plan	$21,963	$22,564
Deferred financing costs	2,240	997
Deferred income taxes	1,966	2,057
Other	3,304	3,430
	$29,473	$29,048

	March 31, 2026	December 31, 2025
Accrued liabilities:
Accrued compensation	$12,054	$23,573
Accrued taxes, other than income taxes	1,875	872
Insurance liabilities	3,259	2,972
Accrued interest	1,256	599
Accrued commissions	3,055	2,715
Other	8,603	7,749
	$30,102	$38,480
4.    Long-term Debt
As of March 31, 2026 and December 31, 2025, long-term debt consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Revolving credit facility(1)	$—	$—
Term loan facility(1)	—	—
2026 Notes(2)	52,734	52,650
Other debt and finance lease obligations	2,211	2,390
Total debt	54,945	55,040
Less: Current portion	(53,416)	(53,370)
Total long-term debt	$1,529	$1,670
____________________
(1)Unamortized deferred financing costs of $2.2 million and $1.0 million as of March 31, 2026 and December 31, 2025, respectively, are presented in other noncurrent assets.
(2)The outstanding principal amount of the 2026 Notes was $52.7 million as of March 31, 2026 and December 31, 2025.
Credit Agreements
Cash Flow Credit Agreement
On January 28, 2026, the Company entered into an amended and restated credit agreement (the “Cash Flow Credit Agreement”) among the Company, Wells Fargo Bank, National Association as administrative agent and the lenders and other financial institutions from time to time party thereto. The Cash Flow Credit Agreement replaced the Company’s existing ABL Agreement (discussed below). The Cash Flow Credit Agreement provides for credit facilities with total commitments of $125.0 million, consisting of a $75.0 million revolving credit facility (including a $40.0 million sub-limit for the issuance of letters of credit) and a $50.0 million multi-draw term loan facility, which is available through July 28, 2026, with each credit facility maturing on January 28, 2030.
Borrowings under the Cash Flow Credit Agreement bear interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.50% to 3.50%, or at a base rate plus a margin of 1.50% to 2.50%, in each case based on a ratio of the Company's total net funded debt to Consolidated EBITDA (as defined in the Cash Flow Credit Agreement). The Company

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
must also pay a commitment fee of 0.375% to 0.500% per annum on unused commitments under the Cash Flow Credit Agreement based on the Company's ratio of total net funded debt to Consolidated EBITDA.
The Cash Flow Credit Agreement contains customary financial covenants and restrictions. Specifically, the Company must maintain an interest coverage ratio, defined as the ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the Cash Flow Credit Agreement), of at least 3.0 to 1.0 and a total net leverage ratio, defined as the ratio of total net debt to Consolidated EBITDA, of no greater than 2.5 to 1.0, provided that under certain circumstances that maintenance requirement shall be for a total net leverage ratio of no more than 3.25 to 1.0, subject to the Company being required to satisfy and maintain a senior secured net leverage ratio, defined as the ratio of senior secured net debt to Consolidated EBITDA, of no more than 2.0 to 1.0.
The various components used in the calculation of these ratios are defined in the Cash Flow Credit Agreement. Consolidated EBITDA and Consolidated Interest Expense, as defined in the Cash Flow Credit Agreement, exclude goodwill, intangible and fixed asset impairments, losses on extinguishment of debt, debt discount amortization, stock-based compensation expense and other non-cash charges.
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
As of March 31, 2026, the Company had no borrowings outstanding under the Cash Flow Credit Agreement and $12.7 million of outstanding letters of credit, leaving $112.3 million available to be drawn.
ABL Agreement
Through January 28, 2026, the Company had a senior secured credit agreement (the “ABL Agreement”), which provided for an asset-based revolving credit facility. The ABL Agreement provided funding based on a borrowing base calculation that included eligible U.S. customer accounts receivable and inventory and was scheduled to mature on February 16, 2028.
Borrowings under the ABL Agreement bore interest at a rate equal to the SOFR (subject to a floor rate of 0%) plus, effective July 28, 2025, a margin of 2.25% to 2.75%, or at a base rate plus a margin of 1.25% to 1.75%, in each case based on average borrowing availability. Monthly, the Company also paid a commitment fee of either 0.375% or 0.50% per annum, based on average unused commitments under the ABL Agreement.
2026 Notes
The Company issued $135.0 million aggregate principal amount of its 4.75% convertible senior notes due April 1, 2026 (the “2026 Notes) pursuant to an indenture, dated as of March 19, 2021 (the “2026 Indenture”), between the Company and Computershare Trust Company, National Association, as successor trustee. As of March 31, 2026, $52.7 million principal amount of the 2026 Notes remained outstanding.
The outstanding 2026 Notes bore interest at a rate of 4.75% per year and matured on April 1, 2026. Interest was payable semi-annually in arrears on April 1 and October 1 of each year. The conversion rate was 95.3516 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes (equivalent to a conversion price of $10.49 per share of common stock).
On April 1, 2026, the Company retired the outstanding $52.7 million principal amount of the 2026 Notes, with a combination of: $25.5 million of cash on-hand; borrowings of $25.0 million under the revolving credit facility; and the issuance of 529,428 shares of the Company’s common stock (with a fair value of $5.9 million). During the first quarter of 2026, substantially all holders of the outstanding 2026 Notes elected to convert the instruments into shares of the Company’s common stock at maturity. As a result of these conversion elections, the Company will recognize a pre-tax loss of $3.6 million associated with the extinguishment of the 2026 Notes at a premium in the second quarter of 2026.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.    Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2026 Notes, on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the 2026 Notes as of March 31, 2026 (based on the April 1, 2026 settlement discussed above in accordance with the terms of the 2026 Indenture) was $56.3 million, compared to the principal amount of $52.7 million.
6.    Stockholders’ Equity
Common and Preferred Stock
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first three months of 2026 (in thousands):

Outstanding
Shares of common stock outstanding – December 31, 2025	59,656
Restricted stock awards, net of forfeitures	918
Shares withheld for taxes on vesting of stock awards	(370)
Shares of common stock outstanding – March 31, 2026	60,204
As of March 31, 2026 and December 31, 2025, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
In October 2024, the Company’s Board of Directors authorized $50.0 million for repurchases of the Company’s common stock, par value $0.01 per share, through October 2026. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate. The amount remaining under the Company’s share repurchase authorization as of March 31, 2026 was $24.7 million.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of the Company’s operating segments. Accumulated other comprehensive loss increased from $66.3 million at December 31, 2025 to $67.5 million at March 31, 2026. For the three months ended March 31, 2026 and 2025, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil.
During the three months ended March 31, 2026, the exchange rate for the British pound weakened by 2% compared to the U.S. dollar, while the Brazilian real strengthened by 5%, contributing to other comprehensive loss of $1.2 million. During the three months ended March 31, 2025, the exchange rates for the British pound and the Brazilian real strengthened by 3% and 8%, respectively, contributing to other comprehensive income of $5.5 million.
7.    Income Taxes
Income tax provision for the three months ended March 31, 2026 and 2025 was calculated using a discrete approach. This methodology was used because changes in the Company’s results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate.
For the three months ended March 31, 2026, the Company’s income tax expense was $2.1 million, which included the impact of changes in valuation allowances recorded against deferred tax assets, certain discrete tax items and other non-deductible expenses, on pre-tax income of $3.3 million. This compares to an income tax expense of $1.0 million, which included the impact of certain discrete tax items and other non-deductible expenses, on pre-tax income of $4.2 million for the three months ended March 31, 2025.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.    Net Income (Loss) Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerators:
Net income	$1,108	$3,158
Less: Income attributable to unvested restricted stock awards	(38)	(114)
Numerator for basic net income per share	1,070	3,044
Effect of dilutive securities:
Unvested restricted stock awards	—	—
Numerator for diluted net income per share	$1,070	$3,044

Denominators:
Weighted average number of common shares outstanding	59,904	62,049
Less: Weighted average number of unvested restricted stock awards outstanding	(2,119)	(1,882)
Denominator for basic net income per share	57,785	60,167
Effect of dilutive securities:
Shares issuable upon conversion of 2026 Notes	529	—
Performance share units	125	—
Denominator for diluted net income per share	58,439	60,167

Net income per share:
Basic	$0.02	$0.05
Diluted	0.02	0.05
Shares issuable upon conversion of the Company’s 2026 Notes were excluded from three months ended March 31, 2025 due to, among other factors, the Company’s share price.
9.    Long-Term Incentive Compensation
The following table presents a summary of activity for service-based restricted stock and stock unit awards, and performance-based stock unit awards for the three months ended March 31, 2026 (in thousands):

	Service-based Restricted Stock	Performance- and Service-based Stock Units
Outstanding – December 31, 2025	2,159	834
Granted	789	143
Vested and distributed	(861)	(139)
Forfeited	(10)	—
Outstanding – March 31, 2026	2,077	838
Weighted average grant date fair value (2026 awards)	$10.00	$10.00
The restricted stock program consists of a combination of service-based restricted stock and stock units, as well as performance-based stock units. Service-based restricted stock awards vest on a straight-line basis over a term of three years. Service-based stock unit awards (180 thousand outstanding as of March 31, 2026) vest over one year, with the underlying shares issued at a specified future date. Performance-based stock unit awards vest at the end of a three-year period, with the number of shares ultimately issued under the program dependent upon achievement of predefined specific performance objectives based on the Company’s cumulative EBITDA over a three-year period.

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
The Company issued conditional long-term cash incentive awards (“Cash Awards”) with targeted values of $1.4 million in the first quarters of 2026 and 2025. The performance measure for each of these Cash Awards is relative total stockholder return compared to a peer group of companies over a three-year period. The ultimate dollar amount to be awarded for each annual grant may range from zero to a maximum of $2.9 million, limited to their targeted value if the Company’s total stockholder return were to be negative over the performance period. Obligations related to the Cash Awards are classified as liabilities and recognized over their respective vesting periods.
Stock-based compensation expense recognized during the three months ended March 31, 2026 and 2025 totaled $1.8 million and $1.8 million, respectively. As of March 31, 2026, there was $15.6 million of pre-tax compensation costs related to service-based and performance-based stock awards, which will be recognized in future periods as vesting conditions are satisfied.
10.    Segments and Related Information
The Company operates through three operating segments: Offshore Manufactured Products, Completion and Production Services and Downhole Technologies. Financial information by operating segment as of and for the three months ended March 31, 2026 and 2025 is summarized in the following tables (in thousands).

	Three Months Ended March 31, 2026
	Offshore Manufactured Products	Completion and Production Services	Downhole Technologies	Corporate(1)	Total
Revenues	$91,419	$21,498	$32,446	$—	$145,363

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	65,887	15,894	29,808	—	111,589
Selling, general and administrative expense	8,248	1,222	1,545	9,009	20,024
Depreciation and amortization expense	3,940	2,517	1,539	193	8,189
Impairment of assets held for sale	—	—	—	1,384	1,384
Other operating (income) expense, net	(1,068)	(1,625)	(1)	2,593	(101)
	77,007	18,008	32,891	13,179	141,085
Operating income (loss)	$14,412	$3,490	$(445)	$(13,179)	$4,278

Capital expenditures	$1,767	$2,126	$320	$14	$4,227
Total assets (as of March 31, 2026)	521,175	96,707	152,326	91,948	862,156
________________
(1)Operating loss included $2.5 million of facility exit charges (within other operating expense) associated with assets held for sale.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended March 31, 2025
	Offshore Manufactured Products	Completion and Production Services(1)	Downhole Technologies	Corporate	Total
Revenues	$92,596	$34,519	$32,823	$—	$159,938

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	66,915	26,905	28,857	—	122,677
Selling, general and administrative expense	8,635	1,996	1,999	9,900	22,530
Depreciation and amortization expense	3,608	4,272	4,029	116	12,025
Impairment of assets held for sale	—	—	—	—	—
Other operating (income) expense, net	(838)	(2,157)	62	—	(2,933)
	78,320	31,016	34,947	10,016	154,299
Operating income (loss)	$14,276	$3,503	$(2,124)	$(10,016)	$5,639

Capital expenditures	$4,823	$3,525	$791	$19	$9,158
Total assets (as of March 31, 2025)	506,530	147,665	268,139	68,401	990,735
________________
(1)Operating income included $0.9 million of facility exit charges.
The following tables provide supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Three Months Ended March 31
Project-driven:
Products	$51,887	$59,124	$—	$—	$—	$—	$51,887	$59,124
Services	30,710	24,424	—	—	—	—	30,710	24,424
Total project-driven	82,597	83,548	—	—	—	—	82,597	83,548
Military and other products	8,822	9,048	—	—	—	—	8,822	9,048
Short-cycle products and services	—	—	21,498	34,519	32,446	32,823	53,944	67,342
	$91,419	$92,596	$21,498	$34,519	$32,446	$32,823	$145,363	$159,938
Revenues from products and services transferred to customers over time accounted for approximately 63% and 62% of consolidated revenues for the three months ended March 31, 2026 and 2025, respectively. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of March 31, 2026, the Company had $322 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 30% of this remaining backlog is expected to be recognized as revenue over the remaining nine months of 2026, with an additional 26% recognized in 2027 and the balance thereafter.
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

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other statements we make contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including incorrect or changed assumptions. For a discussion of known material factors that could affect our results, please refer to “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in our 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2026, as amended by our 2025 Annual Report on Form 10-K/A filed with the SEC on March 26, 2026.
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
While we believe we are providing forward-looking statements expressed in good faith and on a reasonable basis, there can be no assurance that actual results will not differ from such forward-looking statements. The following are important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us:
•the impact of the ongoing military actions in Europe and the Middle East, in particular, in Iran and the Strait of Hormuz, or any similar future military actions or unrest, including, but not limited to, energy market disruptions, supply chain disruptions and increased costs, government sanctions, and delays or potential cancellation of planned customer projects;
•production levels among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing nations (together with OPEC, “OPEC+”), which may be impacted by ongoing conflicts and the resumption of sales of previously sanctioned oil from Venezuela and Russia;
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
•our ability to complete the integration of acquired businesses and achieve the expected accretion in earnings; and
•the other factors identified in “Part I, Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K, as well as in “Part II, Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with our condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes to those statements included in our 2025 Annual Report on Form 10-K, as amended by our 2025 Annual Report on Form 10-K/A, in order to understand factors, such as charges, financing transactions and changes in tax regulations, which may impact comparability from period to period.
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

Recent Developments
Brent and WTI crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2026(2)	$80.72
2025	75.87	$68.07	$69.03	$63.65	$69.14
WTI Crude (per bbl)
2026(2)	$72.74
2025	71.78	$64.57	$65.78	$59.62	$65.39
Henry Hub Natural Gas (per MMBtu)
2026	$4.71
2025	4.14	$3.19	$3.03	$3.73	$3.52
________________
(1)Source: U.S. Energy Information Administration (spot prices).
(2)On April 24, 2026, the spot price per barrel of Brent and WTI crude oil closed at $111.86 and $98.42, respectively.
The spot price per barrel of Brent crude oil increased $65, or 107%, during the first quarter of 2026 to $127 as of March 31, 2026 following the escalation of military actions in the Middle East in late-February 2026. These evolving military actions have resulted in customer delays in project awards, cost increases and supply-chain and logistical constraints in the Middle East region, which have negatively impacted demand for our products and services in the area and limited our access to and increased the price of explosive powders used in our perforating operations during the first quarter of 2026. The conflict has also resulted in damage to crude oil refining and storage facilities and severely limited tanker access to the region, causing operators to shut in or limit crude oil production. Continuation or expansion of these military hostilities and export constraints in the Middle East will likely negatively impact our results of operations over the balance of 2026 and possibly beyond. As a major oil producer, Iran’s involvement has heightened concerns over potential supply disruptions and transportation risks, contributing to significant volatility in global oil and natural gas prices. In particular, the restriction or cessation of maritime traffic through the Strait of Hormuz has significantly depressed global supply of oil and natural gas, resulting in increased volatility and overall elevated prices, as well as causing overall disruptions in global commodities markets. While the ultimate impact and magnitude of these disruptions is currently unknown, a prolonged interruption to the global commodities markets has the potential to materially adversely affect our business and operations and those of our suppliers and customers. Further, in late April 2026, the United Arab Emirates (“UAE”) announced that it was withdrawing from OPEC, and as a result, would no longer be subject to OPEC imposed production cuts. While no other countries have yet followed the UAE in leaving OPEC, increased oil and gas production from the UAE, along with any other country that may leave OPEC, could increase global oil and gas supply, resulting in lower oil and gas prices.
In addition, the imposition of broad based trade tariffs by the United States has led to ongoing uncertainty regarding the future effect of reciprocal and other trade tariffs on the global economy. These factors have negatively impacted the demand for and pricing of our products and services provided to the U.S. land-based market and have increased the cost of certain products we manufacture in the United States when compared to the first quarter of 2025.
We implemented certain initiatives in 2025, which have continued into 2026, to optimize our operations and improve future returns. These actions were concentrated in our U.S. land-focused service operations and included: the consolidation, relocation and exit of certain operating locations; the exit of certain service offerings; the exit of previously closed facilities; and reductions in our U.S. workforce. We also assessed the carrying value of certain long-lived and other assets based on the industry outlook regarding overall demand for and pricing of our products and services, market competitiveness and management decisions. As a result of these events, actions and assessments, our reported pre-tax results for the first three months of 2026 included $2.7 million of costs associated primarily with facility exits as well as $1.4 million in non-cash asset impairment charges.
On January 28, 2026, we entered into an amended and restated cash-flow based credit agreement (the “Cash Flow Credit Agreement”) providing for aggregate lender commitments of up to: $75.0 million under a revolving credit facility (the “Revolving Credit Facility”) and $50.0 million under a multi-draw term loan facility (the “Term Loan Facility”), replacing our existing asset-based credit agreement (the “ABL Agreement”). See Note 4, “Long-Term Debt,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the Cash Flow Credit Agreement.

On April 1, 2026, we retired the outstanding $52.7 million principal amount of our 4.75% convertible senior notes (the “2026 Notes”) with a combination of: $25.5 million of cash on-hand; borrowings of $25.0 million under the Revolving Credit Facility; and the issuance of 529,428 shares of our common stock (with a fair value of $5.9 million). We will recognize a pre-tax loss of $3.6 million on the extinguishment of the 2026 Notes at a premium in the second quarter of 2026.
Overview
Current and expected future pricing for crude oil and natural gas, inflationary and tariff-driven cost increases, and expectations regarding the regulatory environment in the regions in which we operate are factors that will continue to influence our customers’ willingness to invest capital in their businesses. Expectations for the longer-term price for Brent crude oil will continue to influence our customers’ spending related to global offshore and international drilling and development and, thus, a significant portion of the activity of our Offshore Manufactured Products segment.
Crude oil and natural gas prices and levels of demand for crude oil and natural gas are likely to remain highly volatile due to numerous factors, including, but not limited to: geopolitical conflicts in the Middle East, Europe and South America, along with associated international tensions; the moderate perceived risk of a global economic recession; the levels of domestic or international crude oil and natural gas production; technological advancements; consolidation of oil and gas producers; changes in governmental rules and regulations; sanctions; tariffs; the willingness of operators to invest capital in the exploration for and development of resources; use of alternative fuels; improved vehicle fuel efficiency; timing of capital investments in alternative energy sources; a more sustained movement to electric vehicles; and the potential for ongoing supply/demand imbalances.
Our Offshore Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas drilling, completion and production systems and facilities globally, as well as certain products and services to the military and industrial markets. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers’ longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 90% of Offshore Manufactured Products segment sales in the first three months of 2026 were driven by our customers’ capital spending for products and services used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as “project-driven products and services”). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies and state-run national oil companies) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to change based on short-term fluctuations in the price of crude oil and natural gas. Deepwater oil and gas development projects may also be impacted by federal legislative and regulatory actions, including the OBBBA, which mandates that the Bureau of Ocean Energy Management conduct at least two offshore lease sales annually, of a minimum of 80 million acres (if available), in the Central and Western Gulf of America Planning Areas for the next 15 years. Additionally, we are investing in research and product development (and have been awarded select contracts and are bidding on additional projects) to facilitate the development of alternative energy sources, including offshore wind and deep-sea mineral gathering opportunities.
Backlog reported by our Offshore Manufactured Products segment decreased to $430 million as of March 31, 2026 from $435 million as of December 31, 2025. Bookings totaled $84 million in the first quarter of 2026, yielding a book-to-bill ratio of 0.9x. The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2026	$430	—	—	—
2025	357	$363	$399	$435
2024	305	300	313	311
Our Completion and Production Services segment provides completion and production services in the United States (including the Gulf of America) and internationally. Over recent years, the segment has exited the majority of its U.S. land-based service operations in response to reductions in activity levels and highly competitive market conditions. The Completion and Production Services segment’s results, are sensitive to near-term fluctuations in commodity prices, particularly crude oil prices, given the short-term, call-out nature of its operations. We primarily supply equipment and service personnel utilized in the completion of, and initial production from, new and recompleted wells in our operations.
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
Demand for our completion-related products and services within our Downhole Technologies segment and our Completion and Production Services segment are impacted by numerous factors, including changes in the total number of wells drilled in the United States, total footage drilled, the number of drilled wells that are completed and changes in the completion (“frac”) count. The following table sets forth a summary of the U.S. drilling rig count, as measured by Baker Hughes Company, as of and for the periods indicated.

	As of April 24, 2026	Average for the
		Three Months Ended March 31,
		2026	2025
United States Rig Count:
Land – Oil	395	394	468
Land – Natural gas and other	136	136	103
Offshore	13	18	17
	544	548	588
The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques.
We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. Beginning in the first quarter of 2025, the United States imposed new or additional tariffs, through executive orders, on a variety of imported raw materials and products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. In the first quarter of 2026, the U.S. Supreme Court struck down broad tariffs previously imposed through executive orders under the International Emergency Economic Powers Act of 1977 on a wide range of imported goods. In response, President Trump implemented a 10% import surcharge on a broad range of goods under Section 122 of the Trade Act of 1974, which are currently scheduled to expire in July 2026 unless extended. These new tariffs target various categories of imports, including certain raw materials used in our operations, such as steel, aluminum and copper. We continue to monitor the effects of the ever-evolving global trade landscape, including with respect to sanctions, tariffs, Chinese export restrictions on tungsten-related and other products used by us, existing trade agreements, anti-dumping and countervailing duty regulations and more.
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
Human Capital
For more information on our health and safety policy and other workforce policies, please see “Part I, Item 1. Business – Human Capital” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Selected Financial Data
This selected financial data should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes included in “Part I, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included in “Part II, Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2025, as amended by our Annual Report on Form 10-K/A, in order to understand factors, such as charges, which may impact comparability of the selected financial data.
Unaudited Consolidated Results of Operations
The following summarizes our consolidated results of operations for the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025	Variance
Revenues:
Products	$92,580	$100,551	$(7,971)
Services	52,783	59,387	(6,604)
	145,363	159,938	(14,575)
Costs and expenses:
Product costs	74,367	80,329	(5,962)
Service costs	37,222	42,348	(5,126)
Cost of revenues (exclusive of depreciation and amortization expense presented below)	111,589	122,677	(11,088)
Selling, general and administrative expenses	20,024	22,530	(2,506)
Depreciation and amortization expense	8,189	12,025	(3,836)
Impairment of assets held for sale	1,384	—	1,384
Other operating income, net	(101)	(2,933)	2,832
	141,085	154,299	(13,214)
Operating income	4,278	5,639	(1,361)

Interest expense, net	(1,175)	(1,578)	403
Other income, net	148	138	10
Income before income taxes	3,251	4,199	(948)
Income tax provision	(2,143)	(1,041)	(1,102)
Net income	$1,108	$3,158	$(2,050)

Net income per share:
Basic	$0.02	$0.05
Diluted	0.02	0.05

Weighted average number of common shares outstanding:
Basic	57,785	60,167
Diluted	58,439	60,167

Unaudited Segment Results of Operations
We manage and measure our business performance in three operating segments: Offshore Manufactured Products, Completion and Production Services and Downhole Technologies. Supplemental financial information by operating segment for the three months ended March 31, 2026 and 2025 is summarized below (in thousands):

	Three Months Ended March 31,
	2026	2025	Variance
Revenues:
Offshore Manufactured Products
Project-driven:
Products	$51,887	$59,124	$(7,237)
Services	30,710	24,424	6,286
	82,597	83,548	(951)
Military and other products	8,822	9,048	(226)
	91,419	92,596	(1,177)
Completion and Production Services	21,498	34,519	(13,021)
Downhole Technologies	32,446	32,823	(377)
	$145,363	$159,938	$(14,575)

Operating income (loss):
Offshore Manufactured Products	$14,412	$14,276	$136
Completion and Production Services(1)	3,490	3,503	(13)
Downhole Technologies	(445)	(2,124)	1,679
Corporate(2)	(13,179)	(10,016)	(3,163)
	$4,278	$5,639	$(1,361)
_______________
(1)During the first three months of 2025, we recognized charges of $0.9 million within the Completion and Production Services segment, associated primarily with the consolidation and exit of certain underperforming service locations.
(2)During the first three months of 2026, we recognized facility exit charges of $2.5 million and a non-cash impairment charge of $1.4 million associated with assets held for sale recorded in Corporate operations.
For further discussion of charges recognized during the three months ended March 31, 2026 and 2025, see Note 2, “Asset Impairments and Other Charges,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
We reported net income for the three months ended March 31, 2026 of $1.1 million, or $0.02 per share. The net income included restructuring and asset impairment charges of $4.1 million ($4.1 million after tax, or $0.07 per share) associated with the continued exit of certain of our U.S. land-based operations. These results compare to net income for the three months ended March 31, 2025 of $3.2 million, or $0.05 per share.
Our results of operations for the first three months of 2026 reflect the impact of management’s decisions to exit certain land-based locations and service offerings in the United States, a transitory decrease in capital investments by our offshore and international customers, disruptions resulting from the military conflict in Iran and increased U.S. trade tariffs.
Revenues. Consolidated total revenues in the first three months of 2026 decreased $14.6 million, or 9%, from the first three months of 2025 driven primarily by our exit of underperforming service offerings and locations over the past 15 months. Excluding the impact of exited operations, consolidated revenues declined $3.1 million year-over-year.
Consolidated product revenues in the first three months of 2026 decreased $8.0 million, or 8%, from the first three months of 2025, due to lower connector, valve and production platform product sales. Consolidated service revenues in the first three months of 2026 decreased $6.6 million, or 11%, from the first three months of 2025. This decrease was concentrated in the United States, given our exit of certain underperforming land-based service offerings, partially offset by higher project-driven service activity.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
Three Months Ended March 31	2026	2025	2026	2025	2026	2025	2026	2025
Project-driven:
Products	$51,887	$59,124	$—	$—	$—	$—	$51,887	$59,124
Services	30,710	24,424	—	—	—	—	30,710	24,424
Total project-driven	82,597	83,548	—	—	—	—	82,597	83,548
Military and other products	8,822	9,048	—	—	—	—	8,822	9,048
Short-cycle:
Products	—	—	—	—	31,871	32,379	31,871	32,379
Services	—	—	21,498	34,519	575	444	22,073	34,963
Total short-cycle	—	—	21,498	34,519	32,446	32,823	53,944	67,342
	$91,419	$92,596	$21,498	$34,519	$32,446	$32,823	$145,363	$159,938
By destination:
Offshore and international	$84,403	$85,241	$10,956	$13,390	$9,315	$7,606	$104,674	$106,237
U.S. land	7,016	7,355	10,542	21,129	23,131	25,217	40,689	53,701
	$91,419	$92,596	$21,498	$34,519	$32,446	$32,823	$145,363	$159,938

As a percentage of total:
Offshore and international	72%	66%
U.S. land	28%	34%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) in the first three months of 2026 decreased $11.1 million, or 9%, compared to the first three months of 2025.
Consolidated product costs in the first three months of 2026 decreased $6.0 million, or 7%, compared to the first three months of 2025 due primarily to reduction in revenues. Consolidated service costs in the first three months of 2026 decreased $5.1 million, or 12%, compared to the first three months of 2025, due to lower revenue levels and the strategic actions implemented in our U.S. land-based operations to improve reported results.
Selling, General and Administrative Expense. Selling, general and administrative expense totaled $20.0 million in the first three months of 2026, which compares to expense of $22.5 million in the first three months of 2025. This year-over-year decrease is primarily associated with reduced personnel levels and short-term incentive compensation accruals.

Depreciation and Amortization Expense. Depreciation and amortization expense in the first three months of 2026 decreased $3.8 million, or 32%, compared to the prior-year period due primarily to the impact of asset impairments recorded in the fourth quarter of 2025. Note 10, “Segments and Related Information,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q presents depreciation and amortization expense by segment.
Impairment of Assets Held for Sale. During the first three months of 2026, we made a decision to sell additional equipment, which was reclassified to assets held for sale. The carrying value of these assets held for sale were reduced to their estimated fair value, resulting in the recognition of a $1.4 million non-cash impairment charge. See Note 2, “Asset Impairments and Other Charges,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Other Operating Income, Net. During the first three months of 2026, we recognized $2.5 million of facility exit cost associated with assets held for sale within our Corporate operations.
Operating Income. Our consolidated operating income was $4.3 million in the first three months of 2026, which included $1.4 million in non-cash asset impairment charges as well as other charges totaling $2.7 million associated with the continued exit of our U.S. land-based operations and facilities. This compares to a consolidated operating income of $5.6 million in the first three months of 2025, which included $0.9 million associated with facility consolidations and exits. Excluding these charges, operating results improved by $1.8 million year-over-year, with the impact of a $3.8 million decrease in depreciation and amortization expense substantially offset by the impact of the revenue decline and lower gains on the sale of assets.
Interest Expense, Net. Net interest expense totaled $1.2 million in the first three months of 2026, which compares to $1.6 million in the first three months of 2025. Interest expense as a percentage of total debt outstanding was approximately 8% in the first three months of 2026 and 7% in the first three months of 2025.
Income Tax. For the first three months of 2026, our income tax provision was $2.1 million, which included the impact of changes in valuation allowances recorded against deferred tax assets, certain discrete tax items and other non-deductible expenses, on pre-tax income of $3.3 million. This compares to an income tax provision of $1.0 million, which included the impact of certain discrete tax items and other non-deductible expenses, on pre-tax income of $4.2 million for the first three months of 2025.
Other Comprehensive Income (Loss). Reported comprehensive income (loss) is the sum of reported net income and other comprehensive income (loss). Other comprehensive loss was $1.2 million in the first three months of 2026 compared to other comprehensive income of $5.5 million in the first three months of 2025 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For the first three months of 2026 and 2025, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the first three months of 2026, the exchange rate for the British pound weakened compared to the U.S. dollar while the Brazilian real strengthened compared to the U.S. dollar. This compares to the first three months of 2025, when the exchange rates for both the British pound and the Brazilian real strengthened compared to the U.S. dollar.
Segment Operating Results
Offshore Manufactured Products
Revenues. Our Offshore Manufactured Products segment revenues declined $1.2 million, or 1%, in the first three months of 2026 compared to the first three months of 2025 due primarily to lower demand for the segment’s international and offshore project-driven connector, valve and production platform products, substantially offset by higher service activity.
Operating Income. Our Offshore Manufactured Products segment reported operating income of $14.4 million in the first three months of 2026. This compares to operating income of $14.3 million in the first three months of 2025.
Backlog. Backlog in our Offshore Manufactured Products segment totaled $430 million as of March 31, 2026 compared to $435 million as of December 31, 2025. Bookings during the first three months of 2026 were $84 million, yielding a book-to-bill ratio of 0.9x.
Completion and Production Services
Revenues. Our Completion and Production Services segment revenues decreased $13.0 million, or 38%, in the first three months of 2026 compared to the first three months of 2025, driven primarily by the exit of underperforming U.S. land-based service offerings and facilities. Excluding the impact of exited operations, revenues decreased $1.6 million year-over-year.

Operating Income. Our Completion and Production Services segment reported operating income of $3.5 million in the first three months of 2026. This compares to operating income of $3.5 million in the first three months of 2025, which included charges totaling $0.9 million associated with facility consolidations and exits. Excluding the 2025 charges, the Completion and Production Services segment’s operating results declined $0.9 million from the prior-year period, due primarily to lower offshore and international activity levels, partially offset by a $1.8 million reduction in depreciation and amortization expense.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $0.4 million, or 1%, in the first three months of 2026 from the first three months of 2025, driven by lower U.S. customer activity levels and competitive market conditions.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $0.4 million in the first three months of 2026. This compares to an operating loss of $2.1 million reported in the first three months of 2025. The $1.7 million improvement in operating results was due primarily to a $2.5 million reduction in depreciation and amortization expense, partially offset by the reported revenue decline.
Corporate
Operating Loss. Corporate expenses totaled $13.2 million in the first three months of 2026, which included a $1.4 million impairment of assets held for sale and costs totaling $2.5 million associated with ongoing plans to monetize assets held for sale. This compares to Corporate expenses of $10.0 million in the first three months of 2025. Excluding these items, Corporate expenses decreased $0.7 million year-over-year due primarily to lower short-term incentive compensation accruals.

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
Operating Activities
Cash flows used in operations totaled $1.9 million during the first three months of 2026, compared to $9.3 million generated by operations during the first three months of 2025.
During the first three months of 2026, $13.3 million was used to fund net working capital increases, primarily due to an increase in inventories, a decrease in accounts payable and payment of accrued short- and long-term cash incentive compensation, partially offset by the favorable impact of a decrease in accounts receivable. During the first three months of 2025, $5.6 million was used to fund net working capital increases, primarily due to a decrease in accounts payable and payment of accrued short- and long-term cash incentive compensation, partially offset by the favorable impact of a decrease in accounts receivable.
Investing Activities
Net cash used in investing activities during the first three months of 2026 totaled $3.4 million, compared to nil provided by investing activities during the first three months of 2025, with proceeds from asset sales offsetting capital expenditures.
Capital expenditures totaled $4.2 million and $9.2 million during the first three months of 2026 and 2025, respectively. These investments were offset by proceeds from the sale of property and equipment, and assets held for sale of $0.9 million and $9.2 million during the first three months of 2026 and 2025, respectively.
Financing Activities
On January 28, 2026, we entered into the Cash Flow Credit Agreement (further discussed below), which replaced our existing ABL Agreement.
During the first three months of 2026, net cash of $6.0 million was used in financing activities, which included shares added to treasury stock as a result of net share settlements associated with the vesting of stock awards and payment of financing cost related to the Cash Flow Credit Agreement. This compares to $8.0 million of cash used in financing activities during the first three months of 2025, which included the repurchase of $5.3 million of our common stock.
As of March 31, 2026, we had cash and cash equivalents totaling $59.0 million, no borrowings outstanding under our Cash Flow Credit Agreement, $52.7 million principal amount of our 2026 Notes outstanding and other debt of $2.2 million. Our reported interest expense included amortization of deferred financing costs of $0.8 million during the first three months of 2026. For the first three months of 2026, our contractual cash interest expense was $0.8 million, or approximately 6% of the average principal balance of debt outstanding.
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

Stock Repurchase Program. In October 2024, our Board of Directors authorized $50.0 million for repurchases of our common stock, par value $0.01 per share, through October 2026. Subject to applicable securities laws, such purchases will be at such times and in such amounts as we deem appropriate. The amount remaining under our share repurchase authorization as of March 31, 2026 was $24.7 million.
Revolving Credit and Term Loan Facilities. On January 28, 2026, we entered into an amended and restated cash-flow based credit agreement with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto. The Cash Flow Credit Agreement provides for aggregate lender commitments of up to: $75.0 million under the Revolving Credit Facility and $50.0 million under the multi-draw Term Loan Facility, which is available through July 28, 2026. The Cash Flow Credit Agreement replaced the ABL Agreement discussed below and matures in January 2030. See Note 4, “Long-Term Debt,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the Cash Flow Credit Agreement.
Prior to entering into the Cash Flow Credit Agreement, our senior secured credit facility provided for a $100.0 million asset-based revolving credit facility under which credit availability was subject to a borrowing base calculation.
As of March 31, 2026, we had no borrowings outstanding under the Cash Flow Credit Agreement and $12.7 million of outstanding letters of credit.
2026 Notes. We issued $135.0 million aggregate principal amount of the 2026 Notes pursuant to an indenture, dated as of March 19, 2021 (the “2026 Indenture”), between us and Computershare Trust Company, National Association, as successor trustee. As of March 31, 2026, $52.7 million principal amount of the 2026 Notes was outstanding. The outstanding 2026 Notes matured and were retired on April 1, 2026, with a combination of: $25.5 million of cash on-hand; borrowings of $25.0 million under the Revolving Credit Facility; and the issuance of 529,428 shares of the Company’s common stock (with a fair value of $5.9 million). The Company will recognize a pre-tax loss of $3.6 million associated with the extinguishment of the 2026 Notes at a premium in the second quarter of 2026.
Our total debt represented 9% of our combined total debt and stockholders’ equity as of both March 31, 2026 and December 31, 2025.
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
Off-Balance Sheet Arrangements. As of March 31, 2026, we had no off-balance sheet arrangements.
Critical Accounting Policies
For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. These estimates require significant judgments, assumptions and estimates. We have discussed the development, selection, and disclosure of these critical accounting policies and estimates with the audit committee of our Board of Directors. There have been no material changes to the judgments, assumptions and estimates upon which our critical accounting estimates are based.
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
Interest Rate Risk. We have a revolving credit facility and a term loan facility that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2026, we had no floating-rate obligations outstanding under our Cash Flow Credit Agreement. The use of floating-rate obligations would expose us to the risk of increased interest expense in the event of increases in short-term interest rates.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first three months of 2026, our reported foreign currency exchange gains were $0.1 million and are included in “other operating income, net” in the consolidated statements of operations.
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of our operating segments. Our accumulated other comprehensive loss increased $1.2 million from $66.3 million as of December 31, 2025 to $67.5 million as of March 31, 2026, due to changes in currency exchange rates. During the first three months of 2026, the exchange rate for the British pound weakened by 2% compared to the U.S. dollar, while the Brazilian real strengthened by 5% compared to the U.S. dollar.
ITEM 4. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 at the reasonable assurance level.
(ii) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
The information with respect to this Item 1 is set forth under Note 11, “Commitments and Contingencies.”
ITEM 1A. Risk Factors
“Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 includes a detailed discussion of our risk factors. The risks described in such report are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may materially adversely affect our business, financial conditions or future results. There have been no material changes to our risk factors as set forth in our 2025 Annual Report on Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
January 1 through January 31, 2026	—	$—	—	$24,697,602
February 1 through February 28, 2026	369,661	10.69	—	24,697,602
March 1 through March 31, 2026	—	—	—	24,697,602
Total	369,661	$10.69	—
________________
(1)Average price paid per share excludes the impact of excise taxes.
(2)During the three-month period ended March 31, 2026, 369,661 shares were acquired from employees in connection with the settlement of income tax or related benefit withholding obligations arising from vesting of stock awards.
(3)In October 2024, our Board of Directors authorized $50.0 million for repurchases of our common stock, par value $0.01 per share, through October 2026. As of March 31, 2026, $25.3 million of share repurchases have been made under this authorization.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, no director or executive officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K) related to securities of our company.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
Cindy B. Taylor Transition Arrangement
As previously announced in our Current Report on Form 8-K filed with the SEC on March 23, 2026, Cindy B. Taylor ceased from serving in her positions as the Company’s President and Chief Executive Officer, effective as of May 1, 2026 (the “Transition Date”). Ms. Taylor also resigned from her position on the Board of Directors, effective as of the Transition Date.
In connection with Ms. Taylor’s transition from her role as President and Chief Executive Officer, the Company entered into an Employment Transition Agreement and General Release of Claims with Ms. Taylor (the “Transition Agreement”). Pursuant to the Transition Agreement, Ms. Taylor will continue to be employed by the Company in the capacity of Senior Advisor and to provide services to the Company for a minimum of twenty (20) hours per week during the period commencing on the Transition Date and ending on November 1, 2026 (the “Employment Term”), at which time Ms. Taylor will voluntarily retire from employment with the Company.
During the Employment Term, so long as Ms. Taylor satisfies the terms and conditions of the Transition Agreement, she will receive (i) a monthly base salary of $46,250, (ii) reimbursement of reasonable business and travel expenses, and (iii) continued vesting of her unvested equity awards. Ms. Taylor will remain eligible to receive a pro-rata performance payment for the 2026 calendar year in accordance with the terms of the Company's annual incentive compensation plan (the “AICP”). Ms. Taylor will also continue to be eligible to participate in the Company’s benefit plans and programs generally available to all employees.
Upon expiration of the Employment Term, (i) any outstanding performance-based awards and (ii) any outstanding time-based awards granted in calendar year 2026, in each case held by Ms. Taylor, will vest in accordance with the terms of the applicable award agreements and the Company’s Amended and Restated Equity Participation Plan (the “LTIP”). Any outstanding time-based awards granted in calendar years 2024 and 2025 held by Ms. Taylor will vest in full upon expiration of the Employment Term in accordance with the terms of the Transition Agreement.
The Transition Agreement also contains customary confidentiality, non-competition, and non-solicitation covenants. The non-competition restrictions apply from the Transition Date until six (6) months after the Employment Term expires, and the non-solicitation restrictions apply from the Transition Date until twelve (12) months after the Employment Term expires. The Transition Agreement also contains a general release of claims by Ms. Taylor in favor of the Company and its affiliates and requires Ms. Taylor to execute a confirming release following the end of the Employment Term.
The Employment Term may be terminated prior to expiration by mutual agreement, by Ms. Taylor’s voluntary resignation, upon Ms. Taylor’s death or disability, or by the Company with or without “Cause” (as defined in the Transition Agreement). Upon expiration of the Employment Term or early termination without Cause, Ms. Taylor will be entitled to receive any unpaid base salary earned through the date of termination and any unreimbursed expenses. If the Company terminates the Employment Term without Cause, subject to Ms. Taylor’s execution and non-revocation of a release of claims, Ms. Taylor will be entitled to receive the remaining base salary payments that would have been payable through November 1, 2026.
The foregoing description of the Transition Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Transition Agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Executive Compensation Changes
In connection with the transition of the Company’s executive officers, the Compensation Committee approved certain adjustments to the compensation of Lloyd A. Hajdik, the Company’s President and Chief Executive Officer, Philip S. Moses, the Company’s Executive Vice President and Chief Operating Officer, and Matthew E. Autenrieth, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, effective May 1, 2026. The Compensation Committee increased the annual base salaries of Messrs. Hajdik and Autenrieth to $600,000 and $375,000, respectively, as well as increased each of the executives’ target bonus percentages under the AICP to 100% for Mr. Hajdik, 100% for Mr. Moses, and 60% for Mr. Autenrieth.
The Compensation Committee also approved the grant of incremental time-based restricted stock awards in grant date amounts equal to $750,000 for Mr. Hajdik, $150,000 for Mr. Moses, and $400,000 for Mr. Autenrieth. The time-based restricted stock awards were granted pursuant to the LTIP, and are subject to the terms and conditions set forth in the applicable award agreements, and are effective May 1, 2026.

Matthew E. Autenrieth Compensation Arrangements
As previously announced in our Current Report on Form 8-K filed with the SEC on March 23, 2026, effective May 1, 2026, the Company appointed Mr. Autenrieth to the position of Executive Vice President, Chief Financial Officer and Treasurer. On May 1, 2026, the Company entered into an executive agreement with Mr. Autenrieth (the “Executive Agreement”), which provides for certain compensation and benefits to be payable upon a qualifying termination of Mr. Autenrieth's employment or a “Change of Control” of the Company (as defined in the Executive Agreement). As of the effective date of the Executive Agreement, Mr. Autenrieth will no longer participate in the Company’s Change of Control Severance Plan for Selected Members of Management.
Specifically, the Executive Agreement provides for the following termination payments and benefits:
•Change of Control Severance Benefits. In the event that, during the twenty-four (24) months following a Change of Control, Mr. Autenrieth is terminated by the Company other than for “Cause” or Mr. Autenrieth resigns for “Good Reason” (each, as defined in the Executive Agreement), Mr. Autenrieth will be entitled to receive a lump sum severance payment equal to two (2) times the sum of his base salary and the target annual bonus that may be earned by him pursuant to the Company’s AICP. In addition, upon such termination, Mr. Autenrieth would be entitled to (a) accelerated vesting of all options, restricted shares and restricted stock units, (b) vesting in all qualified and nonqualified retirement plans, (c) a benefit continuation subsidy for up to a thirty-six (36)-month period following termination and (d) outplacement benefits.
•Regular Severance Benefits. In the event Mr. Autenrieth is terminated by the Company other than for Cause outside of the twenty-four (24) month period following a Change of Control, Mr. Autenrieth would be entitled to receive a lump sum severance payment equal to one (1) times the sum of his base salary and the target annual bonus that may be earned by him pursuant to the AICP. In addition, upon such termination, Mr. Autenrieth would be entitled to (a) accelerated vesting of all restricted shares and restricted stock units and (b) a benefit continuation subsidy for up to a twenty-four (24)-month period following termination.
All severance and other termination benefits payable pursuant to the Executive Agreement are conditioned upon Mr. Autenrieth executing a release of claims in favor of the Company.
In addition, the Executive Agreement provides that Mr. Autenrieth will receive accelerated vesting of any outstanding stock options, restricted shares and restricted stock units upon the occurrence of a Change of Control (without regard to whether his employment is terminated).
The foregoing description of the Executive Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Executive Agreement, a copy of which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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
Cash Flow Credit Agreement, dated as of January 28, 2026, among Oil States International, Inc., as Borrower, the Lenders from time to time party thereto, and Wells Fargo Bank, National Association as Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 28, 2026 (File No. 001-16337)).

10.2*+	—	Form of Restricted Stock Agreement under the Registrant’s Second Amended and Restated Equity Participation Plan.

10.3*+	—	Employment Transition Agreement and General Release of Claims between Oil States International, Inc. and Cindy B. Taylor effective May 1, 2026.

10.4*+	—	Restricted Stock Agreement under the Company’s Amended and Restated Equity Participation Plan between Oil States International, Inc. and Cindy B. Taylor dated February 19, 2026.

10.5*+	—	Executive Agreement between Oil States International, Inc. and Matthew E. Autenrieth effective May 1, 2026.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
---------

*	Filed herewith.
**	Furnished herewith.
+	Management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date:	May 5, 2026	By:	/s/ Matthew E. Autenrieth
Matthew E. Autenrieth
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)