Form 10-Q
period 2026-06-30
OIL STATES INTERNATIONAL, INC
filed 2026-07-30
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of July 24, 2026, the number of shares of common stock outstanding was 60,322,619.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Products	$98,753	$107,342	$191,333	$207,893
Services	57,906	58,064	110,689	117,451
	156,659	165,406	302,022	325,344

Costs and expenses:
Product costs	77,724	83,936	152,091	164,265
Service costs	40,227	41,404	77,449	83,752
Cost of revenues (exclusive of depreciation and amortization expense presented below)	117,951	125,340	229,540	248,017
Selling, general and administrative expense	23,127	22,981	43,151	45,511
Depreciation and amortization expense	8,061	11,898	16,250	23,923
Impairments of operating lease assets	—	1,358	—	1,358
Impairments of assets held for sale	—	—	1,384	—
Other operating income, net	(4,192)	(1,448)	(4,293)	(4,381)
	144,947	160,129	286,032	314,428
Operating income	11,712	5,277	15,990	10,916

Interest expense, net	(508)	(1,692)	(1,683)	(3,270)
Other income (expense), net	(3,281)	636	(3,133)	774
Income before income taxes	7,923	4,221	11,174	8,420
Income tax provision	(2,013)	(1,410)	(4,156)	(2,451)
Net income	$5,910	$2,811	$7,018	$5,969

Net income per share:
Basic	$0.10	$0.05	$0.12	$0.10
Diluted	0.10	0.05	0.12	0.10

Weighted average number of common shares outstanding:
Basic	58,479	59,154	58,132	59,661
Diluted	58,627	59,154	58,541	59,661
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$5,910	$2,811	$7,018	$5,969

Other comprehensive income (loss):
Currency translation adjustments	710	9,092	(508)	14,631
Comprehensive income	$6,620	$11,903	$6,510	$20,600
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$19,802	$69,914
Accounts receivable, net	196,926	202,445
Inventories, net	209,621	183,409
Assets held for sale	18,584	17,350
Prepaid expenses and other current assets	19,572	22,173
Total current assets	464,505	495,291

Property, plant, and equipment, net	232,247	244,382
Operating lease assets, net	13,945	12,731
Goodwill, net	70,337	70,524
Other intangible assets, net	28,637	31,455
Other noncurrent assets	29,820	29,048
Total assets	$839,491	$883,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$650	$53,370
Accounts payable	69,000	68,090
Accrued liabilities	32,208	38,480
Current operating lease liabilities	5,676	7,286
Income taxes payable	1,746	1,759
Deferred revenue	88,321	97,195
Total current liabilities	197,601	266,180

Long-term debt	17,778	1,670
Long-term operating lease liabilities	12,118	12,654
Deferred income taxes	5,607	5,765
Other noncurrent liabilities	25,011	23,971
Total liabilities	258,115	310,240

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 82,179,784 shares and 80,538,758 shares issued, respectively	821	805
Additional paid-in capital	1,156,353	1,145,642
Retained earnings	171,301	164,283
Accumulated other comprehensive loss	(66,772)	(66,264)
Treasury stock, at cost, 21,836,542 and 20,882,840 shares, respectively	(680,327)	(671,275)
Total stockholders’ equity	581,376	573,191
Total liabilities and stockholders’ equity	$839,491	$883,431
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

Three Months Ended June 30, 2026	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, March 31, 2026	$815	$1,147,459	$165,391	$(67,482)	$(675,227)	$570,956
Net income	—	—	5,910	—	—	5,910
Currency translation adjustments (excluding intercompany advances)	—	—	—	2,719	—	2,719
Currency translation adjustments on intercompany advances	—	—	—	(2,009)	—	(2,009)
Stock-based compensation expense	1	3,023	—	—	—	3,024
Issuance of stock to extinguish 4.75% convertible senior notes	5	5,871	—	—	—	5,876
Surrender of stock to settle taxes on stock awards	—	—	—	—	—	—
Stock repurchases	—	—	—	—	(5,100)	(5,100)
Balance, June 30, 2026	$821	$1,156,353	$171,301	$(66,772)	$(680,327)	$581,376

Six Months Ended June 30, 2026	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2025	$805	$1,145,642	$164,283	$(66,264)	$(671,275)	$573,191
Net income	—	—	7,018	—	—	7,018
Currency translation adjustments (excluding intercompany advances)	—	—	—	(1,294)	—	(1,294)
Currency translation adjustments on intercompany advances	—	—	—	786	—	786
Stock-based compensation expense	11	4,840	—	—	—	4,851
Issuance of stock to extinguish 4.75% convertible senior notes	5	5,871	—	—	—	5,876
Surrender of stock to settle taxes on stock awards	—	—	—	—	(3,952)	(3,952)
Stock repurchases	—	—	—	—	(5,100)	(5,100)
Balance, June 30, 2026	$821	$1,156,353	$171,301	$(66,772)	$(680,327)	$581,376
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$7,018	$5,969
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	16,250	23,923
Impairments of operating lease assets	—	1,358
Impairments of assets held for sale	1,384	—
Stock-based compensation expense	4,851	3,859
Amortization of deferred financing costs	910	660
Deferred income tax provision (benefit)	(133)	669
Gains on disposals of assets	(4,837)	(4,282)
Losses (gains) on extinguishments of 4.75% convertible senior notes	3,594	(381)
Other, net	(2,617)	(1,423)
Changes in operating assets and liabilities:
Accounts receivable	4,746	2,601
Inventories	(26,675)	1,348
Accounts payable and accrued liabilities	(7,997)	(1,014)
Deferred revenue	(8,874)	(2,092)
Other operating assets and liabilities, net	4,238	(6,905)
Net cash flows provided by (used in) operating activities	(8,142)	24,290

Cash flows from investing activities:
Capital expenditures	(7,139)	(19,480)
Proceeds from disposition of property and equipment	737	4,217
Proceeds from disposition of assets held for sale	7,276	8,409
Other, net	(9)	(62)
Net cash flows provided by (used in) investing activities	865	(6,916)

Cash flows from financing activities:
Revolving credit facility borrowings	67,744	204
Revolving credit facility repayments	(49,167)	(204)
Extinguishments of 4.75% convertible senior notes	(50,452)	(14,284)
Other debt and finance lease repayments, net	(355)	(344)
Payment of financing costs	(2,014)	(7)
Purchases of treasury stock	(5,100)	(12,043)
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(3,952)	(2,432)
Net cash flows used in financing activities	(43,296)	(29,110)

Effect of exchange rate changes on cash and cash equivalents	461	231
Net change in cash and cash equivalents	(50,112)	(11,505)
Cash and cash equivalents, beginning of period	69,914	65,363
Cash and cash equivalents, end of period	$19,802	$53,858

Cash paid for:
Interest	$1,593	$3,628
Income taxes, net	4,170	3,660
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.    Charges and Credits
Management has implemented certain cost reduction actions including: the consolidation, relocation and exit of certain operating locations; the exit of certain service offerings; and reductions in the Company’s workforce in the United States. As a result of these and other events, actions and assessments, the Company recorded the following charges and credits during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Offshore Manufactured Products	Completion and Production Services	Downhole Technologies	Corporate	Total
Three Months Ended June 30, 2026
Loss on extinguishment of debt (Note 4)	$—	$—	$—	$3,594	$3,594
Executive transition costs	—	—	—	1,657	1,657
Impairments of assets held for sale	—	—	—	—	—
Gain on disposal of facility held for sale	—	—	—	(4,149)	(4,149)
Facility consolidation, exit and other charges	—	—	—	1,395	1,395
Pre-tax totals	$—	$—	$—	$2,497	2,497
Income tax benefit					—
After-tax total					$2,497

Six Months Ended June 30, 2026
Loss on extinguishment of debt (Note 4)	$—	$—	$—	$3,594	$3,594
Executive transition costs	—	—	—	1,657	1,657
Impairments of assets held for sale	—	—	—	1,384	1,384
Gain on disposal of facility held for sale	—	—	—	(4,149)	(4,149)
Facility consolidation, exit and other charges	192	—	—	3,891	4,083
Pre-tax totals	$192	$—	$—	$6,377	6,569
Income tax benefit					—
After-tax total					$6,569

	Offshore Manufactured Products	Completion and Production Services	Downhole Technologies	Corporate	Total
Three Months Ended June 30, 2025
Impairments of operating lease assets	$—	$403	$955	$—	$1,358
Gains on extinguishment of debt	—	—	—	(381)	(381)
Facility consolidation, exit and other charges	273	1,776	252	—	2,301
Pre-tax totals	$273	$2,179	$1,207	$(381)	3,278
Income tax benefit					688
After-tax total					$2,590

Six Months Ended June 30, 2025
Impairments of operating lease assets	$—	$403	$955	$—	$1,358
Gains on extinguishment of debt	—	—	—	(381)	(381)
Facility consolidation, exit and other charges	273	2,706	252	—	3,231
Pre-tax totals	$273	3,109	1,207	$(381)	4,208
Income tax benefit					884
After-tax total					$3,324

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Long-Lived Tangible and Intangible Assets
An assessment for impairment of long-lived tangible and intangible assets is conducted when an event occurs or circumstances change that indicate that the carrying value of long-lived tangible and intangible assets may not be recoverable. During the first quarter of 2026, management made a decision to exit an additional U.S. land-based service line within the Completion and Production Services segment and market the related equipment. These assets were reclassified to Corporate assets held for sale. The carrying value of assets held for sale was assessed and reduced to estimated net realizable value, resulting in the recognition of impairment charges of $1.4 million within Corporate operations.
Executive Transition
In connection with Cindy B. Taylor’s transition from her role as President and Chief Executive Officer, the Company entered into an Employment Transition Agreement and General Release of Claims (the “Transition Agreement”) with Ms. Taylor effective May 1, 2026. Pursuant to the terms of this agreement, Ms. Taylor will continue to be employed by the Company as a Senior Advisor and provide services from May 1 through November 1, 2026, at which time Ms. Taylor will voluntarily retire and be subject to certain non-compete and non-solicitation restrictions. During this period, Ms. Taylor will receive: a reduced monthly base salary; accelerated vesting of outstanding restricted stock awards granted in 2024 and 2025; continued vesting of other long-term incentive awards; and a pro-rata, short-term incentive payment for 2026. See Note 9, “Long-Term Incentive Compensation,” for further discussion of outstanding long-term incentive awards granted to Ms. Taylor. During the second quarter of 2026, the Company recognized stock-based compensation and other costs of $1.7 million related to this executive transition.
3.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of June 30, 2026 and December 31, 2025 is presented below (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable, net:
Trade	$119,125	$127,607
Unbilled revenue	22,942	21,870
Contract assets	52,187	47,349
Other	5,263	8,409
Total accounts receivable	199,517	205,235
Allowance for doubtful accounts	(2,591)	(2,790)
	$196,926	$202,445

Allowance for doubtful accounts as a percentage of total accounts receivable	1%	1%

	June 30, 2026	December 31, 2025
Deferred revenue (contract liabilities)	$88,321	$97,195
As of June 30, 2026, accounts receivable, net in the United States and the United Kingdom represented 61% and 12%, respectively, of the total. No other country or single customer accounted for more than 10% of the Company’s total accounts receivable as of June 30, 2026.
For the six months ended June 30, 2026, the $4.8 million net increase in contract assets was primarily attributable to $34.3 million in revenue recognized during the period, which was partially offset by $28.9 million transferred to accounts receivable. Deferred revenue (contract liabilities) decreased by $8.9 million in the first six months of 2026, reflecting the recognition of $20.9 million of revenue that was deferred at the beginning of the period, partially offset by $12.1 million in new customer billings which were not recognized as revenue during the period.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following provides a summary of activity in the allowance for doubtful accounts for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Allowance for doubtful accounts – January 1	$2,790	$2,614
Provisions	314	99
Write-offs	(511)	(42)
Other	(2)	329
Allowance for doubtful accounts – June 30	$2,591	$3,000

	June 30, 2026	December 31, 2025
Inventories, net:
Finished goods and purchased products	$97,323	$84,572
Work in process	31,991	33,281
Raw materials	110,471	95,691
Total inventories	239,785	213,544
Allowance for excess or obsolete inventories	(30,164)	(30,135)
	$209,621	$183,409

	June 30, 2026	December 31, 2025
Property, plant and equipment, net:
Property, plant and equipment	$670,904	$666,887
Accumulated depreciation	(438,657)	(422,505)
	$232,247	$244,382
For the three months ended June 30, 2026 and 2025, depreciation expense was $6.7 million and $8.1 million, respectively. Depreciation expense was $13.5 million and $16.4 million for the six months ended June 30, 2026 and 2025, respectively.

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$123,023	$108,524	$14,499	$123,073	$107,300	$15,773
Patents/Technology/Know-how	68,976	60,589	8,387	68,999	59,605	9,394
Tradenames and other	47,747	41,996	5,751	47,752	41,464	6,288
	$239,746	$211,109	$28,637	$239,824	$208,369	$31,455
For the three months ended June 30, 2026 and 2025, amortization expense was $1.4 million and $3.8 million, respectively. Amortization expense was $2.8 million and $7.6 million for the six months ended June 30, 2026 and 2025, respectively. During the fourth quarter of 2025, the Company assessed the carrying value of the long-lived assets of an asset group within the Downhole Technologies segment. As a result of this assessment, the segment reduced the carrying values of customer relationships by $44.7 million, patents/technology/know-how by $19.3 million and tradenames by $16.2 million. Following these fourth quarter 2025 impairments, amortization expense associated with these intangible assets in 2026 decreased from 2025 levels.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	June 30, 2026	December 31, 2025
Other noncurrent assets:
Deferred compensation plan	$24,296	$22,564
Deferred financing costs	—	997
Deferred income taxes	2,163	2,057
Other	3,361	3,430
	$29,820	$29,048

	June 30, 2026	December 31, 2025
Accrued liabilities:
Accrued compensation	$16,677	$23,573
Accrued taxes, other than income taxes	2,602	872
Insurance liabilities	2,993	2,972
Accrued interest	430	599
Accrued commissions	2,778	2,715
Other	6,728	7,749
	$32,208	$38,480
4.    Long-term Debt
As of June 30, 2026 and December 31, 2025, long-term debt consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Revolving Credit Facility(1)	$16,392	$—
Term Loan Facility(1)	—	—
2026 Notes(2)	—	52,650
Other debt and finance lease obligations	2,036	2,390
Total debt	18,428	55,040
Less: Current portion	(650)	(53,370)
Total long-term debt	$17,778	$1,670
____________________
(1)Presented net of $2.2 million of unamortized deferred financing costs as of June 30, 2026. Unamortized deferred financing costs of $1.0 million as of December 31, 2025 are presented in other noncurrent assets.
(2)The outstanding principal amount of the 2026 Notes was $52.7 million as of December 31, 2025.
Credit Agreements
Cash Flow Credit Agreement
On January 28, 2026, the Company entered into a four-year amended and restated credit agreement (the “Cash Flow Credit Agreement”) among the Company, Wells Fargo Bank, National Association as administrative agent and the lenders and other financial institutions from time to time party thereto. The Cash Flow Credit Agreement replaced the Company’s existing ABL Agreement (discussed below). The Cash Flow Credit Agreement provides for credit facilities with total original commitments of $125.0 million, consisting of a $75.0 million revolving credit facility (including a $40.0 million sub-limit for the issuance of letters of credit) (the “Revolving Credit Facility”) and a $50.0 million multi-draw term loan facility, which was available for a six-month period (the “Term Loan Facility”). Subsequent to June 30, 2026, the Company repaid $20.0 million of outstanding borrowings under the Revolving Credit Facility with borrowings under the Term Loan Facility and the remaining lender commitments under the Term Loan Facility lapsed on July 28, 2026.

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
As of July 28, 2026, the Company had $6.2 million and $20.0 million of borrowings outstanding under the Revolving Credit Facility and the Term Loan Facility, respectively, and $15.9 million of outstanding letters of credit, leaving $52.9 million available to be drawn.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
On April 1, 2026, the Company retired $52.7 million of outstanding principal of the 2026 Notes, with a combination of $50.5 million of cash and the issuance of 529,428 shares of the Company’s common stock (with a fair value of $5.9 million, which was excluded from financing activities within the consolidated statement of cash flows). With the election by substantially all holders of the outstanding 2026 Notes to convert the instruments into shares of the Company’s common stock at maturity, the Company recognized a pre-tax loss of $3.6 million (reported within other income (expense), net) associated with the extinguishment of the 2026 Notes at a premium in the second quarter of 2026.
5.    Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2026 Notes as of December 31, 2025, on the accompanying consolidated balance sheets approximate their fair values.
6.    Stockholders’ Equity
Common and Preferred Stock
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first six months of 2026 (in thousands):

Outstanding
Shares of common stock outstanding – December 31, 2025	59,656
Restricted stock awards, net of forfeitures	1,112
Issuance of common stock to extinguish 4.75% convertible senior notes	529
Shares withheld for taxes on vesting of stock awards	(370)
Purchases of common stock	(584)
Shares of common stock outstanding – June 30, 2026	60,343
As further discussed in Note 4, “Long-term Debt,” on April 1, 2026 the Company issued 529,428 shares of common stock in connection with the retirement of its 2026 Notes.
As of June 30, 2026 and December 31, 2025, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
In October 2024, the Company’s Board of Directors authorized $50.0 million for repurchases of the Company’s common stock, par value $0.01 per share, through October 2026. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.
During the six months ended June 30, 2026, the Company purchased 583,541 shares of common stock under the program at a total cost of $5.1 million. The amount remaining under the Company’s share repurchase authorization as of June 30, 2026 was $19.6 million.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of the Company’s operating segments. Accumulated other comprehensive loss increased from $66.3 million at December 31, 2025 to $66.8 million at June 30, 2026. For the three and six months ended June 30, 2026 and 2025, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil.
During the six months ended June 30, 2026, the exchange rate for the British pound weakened by 2% compared to the U.S. dollar, while the Brazilian real strengthened by 6%, contributing to other comprehensive loss of $0.5 million. During the six months ended June 30, 2025, the exchange rates for the British pound and the Brazilian real strengthened by 9% and 13%, respectively, contributing to other comprehensive income of $14.6 million.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.    Income Taxes
Income tax provision for the three and six months ended June 30, 2026 and 2025 was calculated using a discrete approach. This methodology was used because changes in the Company’s results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate.
For the three months ended June 30, 2026, the Company’s income tax expense was $2.0 million, which included the impact of changes in valuation allowances recorded against deferred tax assets, certain discrete tax items and other non-deductible expenses, on pre-tax income of $7.9 million. This compares to an income tax expense of $1.4 million, which included the impact of changes in valuation allowances recorded against deferred tax assets, certain discrete tax items and other non-deductible expenses, on pre-tax income of $4.2 million for the three months ended June 30, 2025.
For the six months ended June 30, 2026, the Company’s income tax expense was $4.2 million, which included the impact of changes in valuation allowances recorded against deferred tax assets, certain discrete tax items and other non-deductible expenses, on pre-tax income of $11.2 million. This compares to an income tax expense of $2.5 million, which included the impact of changes in valuation allowances recorded against deferred tax assets, certain discrete tax items and other non-deductible expenses, on pre-tax income of $8.4 million for the six months ended June 30, 2025.
8.    Net Income (Loss) Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net income per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerators:
Net income	$5,910	$2,811	$7,018	$5,969
Less: Income attributable to unvested restricted stock awards	(206)	(103)	(246)	(218)
Numerator for basic net income per share	5,704	2,708	6,772	5,751
Effect of dilutive securities:
Unvested restricted stock awards	1	—	1	—
Numerator for diluted net income per share	$5,705	$2,708	$6,773	$5,751

Denominators:
Weighted average number of common shares outstanding	60,571	61,408	60,237	61,729
Less: Weighted average number of unvested restricted stock awards outstanding	(2,092)	(2,254)	(2,105)	(2,068)
Denominator for basic net income per share	58,479	59,154	58,132	59,661
Effect of dilutive securities:
Shares issuable upon conversion of 2026 Notes	—	—	265	—
Performance share units	148	—	144	—
Denominator for diluted net income per share	58,627	59,154	58,541	59,661

Net income per share:
Basic	$0.10	$0.05	$0.12	$0.10
Diluted	0.10	0.05	0.12	0.10
Shares issuable upon conversion of the Company’s 2026 Notes were excluded from three and six months ended June 30, 2025 due to, among other factors, the Company’s share price.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.    Long-Term Incentive Compensation
The following table presents a summary of activity for service-based restricted stock and stock unit awards, and performance-based stock unit awards for the six months ended June 30, 2026 (in thousands):

	Service-based Restricted Stock	Performance- and Service-based Stock Units
Outstanding – December 31, 2025	2,159	834
Granted	1,290	159
Vested and distributed	(1,019)	(139)
Forfeited	(317)	—
Outstanding – June 30, 2026	2,113	854
Weighted average grant date fair value (2026 awards)	$10.32	$9.89
The restricted stock program consists of a combination of service-based restricted stock and stock units, as well as performance-based stock units. Service-based restricted stock awards generally vest on a straight-line basis over a term of three years. Service-based stock unit awards (197 thousand outstanding as of June 30, 2026) vest over one year, with the underlying shares issued at a specified future date. Performance-based stock unit awards generally vest at the end of a three-year period, with the number of shares ultimately issued under the program dependent upon achievement of predefined specific performance objectives based on the Company’s cumulative EBITDA over a three-year period.
In the event the predefined targets are exceeded for any performance-based award, additional shares up to a maximum of 200% of the target award may be granted. Conversely, if actual performance falls below the predefined target, the number of shares vested is reduced. If the actual performance falls below the threshold performance level, no shares will vest.
The Company issued conditional long-term cash incentive awards (“Cash Awards”) with targeted values of $1.4 million in the first quarters of 2026 and 2025. The performance measure for each of these Cash Awards is relative total stockholder return compared to a peer group of companies, generally over a three-year period. The ultimate dollar amount to be awarded for each annual grant may range from zero to a maximum of $2.9 million, limited to their targeted value if the Company’s total stockholder return were to be negative over the performance period. Obligations related to the Cash Awards are classified as liabilities and recognized over their respective vesting periods.
Pursuant to the Transition Agreement discussed in Note 2, “Charges and Credits,” the vesting provisions of the outstanding service-based restricted stock awards granted to Ms. Taylor in 2024 and 2025 were modified to provide for accelerated vesting over the term of the Transition Agreement. The incremental expense for these modified awards totaled $3.1 million on the modification date, which is being recognized as stock-based compensation expense over the six-month term of the Transition Agreement. All other service-based restricted stock awards, performance-based stock unit awards and performance-based cash awards will continue to vest through November 1, 2026 in accordance with the original award agreements.
Stock-based compensation expense recognized during the three and six months ended June 30, 2026 totaled $3.0 million and $4.9 million, respectively. Stock-based compensation expense recognized during the three and six months ended June 30, 2025 totaled $2.0 million and $3.9 million, respectively. As of June 30, 2026, there was $16.4 million of pre-tax compensation costs related to service-based and performance-based stock awards, which will be recognized in future periods as vesting conditions are satisfied.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.    Segments and Related Information
The Company operates through three operating segments: Offshore Manufactured Products, Completion and Production Services and Downhole Technologies. Financial information by operating segment as of and for the three and six months ended June 30, 2026 and 2025 is summarized in the following tables (in thousands).

	Three Months Ended June 30, 2026
	Offshore Manufactured Products	Completion and Production Services	Downhole Technologies	Corporate(1)	Total
Revenues	$92,724	$24,274	$39,661	$—	$156,659

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	66,847	17,191	33,913	—	117,951
Selling, general and administrative expense	8,675	1,450	1,550	11,452	23,127
Depreciation and amortization expense	3,932	2,434	1,506	189	8,061
Impairments of assets held for sale	—	—	—	—	—
Other operating (income) expense net	(666)	(718)	(45)	(2,763)	(4,192)
	78,788	20,357	36,924	8,878	144,947
Operating income (loss)	$13,936	$3,917	$2,737	$(8,878)	$11,712

Capital expenditures	$743	$1,560	$305	$304	$2,912
________________
(1)Operating loss included a $4.1 million gain associated with the sale of a previously idled facility held for sale, $1.4 million of facility exit charges associated with assets held for sale (both within other operating (income) expense, net), and $1.7 million in executive transition costs (within selling, general and administrative expenses).

	Six Months Ended June 30, 2026
	Offshore Manufactured Products	Completion and Production Services	Downhole Technologies	Corporate(1)	Total
Revenues	$184,143	$45,772	$72,107	$—	$302,022

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	132,734	33,085	63,721	—	229,540
Selling, general and administrative expense	16,923	2,672	3,095	20,461	43,151
Depreciation and amortization expense	7,872	4,951	3,045	382	16,250
Impairments of assets held for sale	—	—	—	1,384	1,384
Other operating (income) expense, net	(1,734)	(2,343)	(46)	(170)	(4,293)
	155,795	38,365	69,815	22,057	286,032
Operating income (loss)	$28,348	$7,407	$2,292	$(22,057)	$15,990

Capital expenditures	$2,510	$3,686	$625	$318	$7,139
Total assets (as of June 30, 2026)	$524,281	$92,397	$166,797	$56,016	$839,491
________________
(1)Operating loss included a $4.1 million gain associated with the sale of a previously idled facility held for sale, $3.9 million of facility exit charges associated with assets held for sale (both within other operating (income) expense, net), $1.7 million in executive transition costs (within selling, general and administrative expenses) and $1.4 million in asset impairment charges associated with assets held for sale.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended June 30, 2025
	Offshore Manufactured Products	Completion and Production Services(1)	Downhole Technologies(2)	Corporate	Total
Revenues	$106,586	$29,424	$29,396	$—	$165,406

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	75,304	23,593	26,443	—	125,340
Selling, general and administrative expense	9,475	2,017	1,999	9,490	22,981
Depreciation and amortization expense	3,703	4,083	4,005	107	11,898
Impairments of operating lease assets	—	403	955	—	1,358
Other operating (income) expense, net	1,115	(2,549)	(14)	—	(1,448)
	89,597	27,547	33,388	9,597	160,129
Operating income (loss)	$16,989	$1,877	$(3,992)	$(9,597)	$5,277

Capital expenditures	$8,003	$1,825	$428	$66	$10,322
________________
(1)Operating income included $2.2 million of facility exit and other charges.
(2)Operating loss included $1.2 million in costs associated primarily with the exit of a leased facility.

	Six Months Ended June 30, 2025
	Offshore Manufactured Products	Completion and Production Services(1)	Downhole Technologies(2)	Corporate	Total
Revenues	$199,182	$63,943	$62,219	$—	$325,344

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	142,219	50,498	55,300	—	248,017
Selling, general and administrative expense	18,110	4,013	3,998	19,390	45,511
Depreciation and amortization expense	7,311	8,355	8,034	223	23,923
Impairments of operating lease assets	—	403	955	—	1,358
Other operating (income) expense, net	277	(4,706)	48	—	(4,381)
	167,917	58,563	68,335	19,613	314,428
Operating income (loss)	$31,265	$5,380	$(6,116)	$(19,613)	$10,916

Capital expenditures	$12,826	$5,350	$1,219	$85	$19,480
Total assets (as of June 30, 2025)	$532,179	$134,031	$262,758	$64,777	$993,745
________________
(1)Operating income included $3.1 million of facility exit and other charges.
(2)Operating loss included $1.2 million in costs associated primarily with the exit of a leased facility.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following tables provide supplemental disaggregated revenue from contracts with customers by operating segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Three Months Ended June 30
Project-driven:
Products	$51,954	$68,653	$—	$—	$—	$—	$51,954	$68,653
Services	32,420	27,907	—	—	—	—	32,420	27,907
Total project-driven	84,374	96,560	—	—	—	—	84,374	96,560
Military and other products	8,350	10,026	—	—	—	—	8,350	10,026
Short-cycle products and services	—	—	24,274	29,424	39,661	29,396	63,935	58,820
	$92,724	$106,586	$24,274	$29,424	$39,661	$29,396	$156,659	$165,406

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Six Months Ended June 30
Project-driven:
Products	$103,841	$127,777	$—	$—	$—	$—	$103,841	$127,777
Services	63,130	52,331	—	—	—	—	63,130	52,331
Total project-driven	166,971	180,108	—	—	—	—	166,971	180,108
Military and other products	17,172	19,074	—	—	—	—	17,172	19,074
Short-cycle products and services	—	—	45,772	63,943	72,107	62,219	117,879	126,162
	$184,143	$199,182	$45,772	$63,943	$72,107	$62,219	$302,022	$325,344
Revenues from products and services transferred to customers over time accounted for approximately 61% and 63% of consolidated revenues for the six months ended June 30, 2026 and 2025, respectively. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of June 30, 2026, the Company had $358 million of backlog related to contracts with an original expected duration of greater than one year. Approximately 22% of this backlog is expected to be recognized as revenue over the remainder of 2026, with an additional 32% recognized in 2027 and the balance thereafter.
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

Recent Developments
Brent and WTI crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2026(2)	$80.72	$102.63
2025	75.87	$68.07	$69.03	$63.65	$69.14
WTI Crude (per bbl)
2026(2)	$72.74	$95.65
2025	71.78	$64.57	$65.78	$59.62	$65.39
Henry Hub Natural Gas (per MMBtu)
2026	$4.71	$2.95
2025	4.14	$3.19	$3.03	$3.73	$3.52
________________
(1)Source: U.S. Energy Information Administration (spot prices).
(2)On July 28, 2026, the spot price per barrel of Brent and WTI crude oil closed at $85.51 and $80.91, respectively.
The spot price per barrel of Brent crude oil averaged $103 in the second quarter of 2026, an increase of $39, or 61%, from the fourth quarter of 2025 following the escalation of military actions in the Middle East in late-February 2026. Despite the increases in crude oil prices, these evolving military actions have resulted in customer delays in project awards, cost increases and supply-chain and logistical constraints in the Middle East region, which have negatively impacted demand for our products and services in the area and limited our access to and increased the price of certain raw materials and other products used in our operations during the first half of 2026. The conflict has also resulted in damage to crude oil refining and storage facilities and severely limited tanker access to the region, causing operators to shut in or limit crude oil production. Continuation or expansion of these military hostilities and export constraints in the Middle East will likely negatively impact our results of operations over the balance of 2026 and possibly beyond. As a major oil producer, Iran’s involvement has heightened concerns over potential supply disruptions and transportation risks, contributing to significant volatility in global oil and natural gas prices. In particular, the restriction or cessation of maritime traffic through the Strait of Hormuz has significantly depressed global supply of oil and natural gas, resulting in increased volatility and overall elevated prices, as well as causing overall disruptions in global commodities markets. While the ultimate impact and magnitude of these disruptions is currently unknown, a prolonged interruption to the global commodities markets has the potential to materially adversely affect our business and operations and those of our suppliers and customers. Further, in late April 2026, the United Arab Emirates (“UAE”) announced that it was withdrawing from OPEC, and as a result, would no longer be subject to OPEC imposed production controls. While no other countries have yet followed the UAE in leaving OPEC, increased oil and gas production from the UAE, along with any other country that may leave OPEC, could increase global oil and gas supply, resulting in lower oil and gas prices.
In addition, the imposition of broad based trade tariffs by the United States has led to ongoing uncertainty regarding the future effect of reciprocal and other trade tariffs on the global economy. These factors have negatively impacted the demand for and pricing of our products and services provided to the U.S. land-based market and have increased the cost of certain products we manufacture in the United States.
We implemented certain initiatives in 2025, which have continued into 2026, to optimize our operations and improve future returns. These actions were concentrated in our U.S. land-focused service operations and included: the consolidation, relocation and exit of certain operating locations; the exit of certain service offerings; the exit of previously closed facilities; and reductions in our U.S. workforce. We also assessed the carrying value of certain long-lived and other assets based on the industry outlook regarding overall demand for and pricing of our products and services, market competitiveness and management decisions. As a result of these events, actions and assessments, our reported pre-tax results for the first six months of 2026 included $4.1 million of costs associated primarily with facility exits as well as $1.4 million in non-cash asset impairment charges.
On January 28, 2026, we entered into an amended and restated cash-flow based credit agreement (the “Cash Flow Credit Agreement”) providing for original aggregate lender commitments of up to: $75.0 million under a revolving credit facility (the “Revolving Credit Facility”) and $50.0 million under a multi-draw term loan facility, which was available for a six-month period (the “Term Loan Facility”). The Cash Flow Credit Agreement replaced our existing asset-based credit agreement (the “ABL Agreement”). Subsequent to June 30, 2026, the Company repaid $20.0 million of outstanding borrowings under the Revolving Credit Facility with borrowings under the Term Loan Facility, and the remaining lender commitments under the Term Loan Facility lapsed on July 28, 2026. See Note 4, “Long-Term Debt,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the Cash Flow Credit Agreement.
On April 1, 2026, we retired $52.7 million of outstanding principal of our 4.75% convertible senior notes (the “2026 Notes”) with a combination of $50.5 million of cash and the issuance of 529,428 shares of our common stock. With the election by substantially all holders of the outstanding 2026 Notes to convert the instruments into shares of our common stock at maturity, we recognized a pre-tax loss of $3.6 million on the extinguishment of the 2026 Notes at a premium in the second quarter of 2026.
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
Our Offshore Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas drilling, completion and production systems and facilities globally, as well as certain products and services to the military and industrial markets. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers’ longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 91% of our Offshore Manufactured Products segment’s sales in the first six months of 2026 were driven by our customers’ capital spending for products and services used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as “project-driven products and services”). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies and state-run national oil companies) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to change based on short-term fluctuations in the price of crude oil and natural gas. Deepwater oil and gas development projects may also be impacted by federal legislative and regulatory actions, including the OBBBA, which mandates that the Bureau of Ocean Energy Management conduct at least two offshore lease sales annually, of a minimum of 80 million acres (if available), in the Central and Western Gulf of America Planning Areas for the next 15 years. Additionally, we are investing in research and product development (and have been awarded select contracts and are bidding on additional projects) to facilitate the development of alternative energy sources, including offshore wind and deep-sea mineral gathering opportunities.
Backlog reported by our Offshore Manufactured Products segment increased to $451 million as of June 30, 2026 from $435 million as of December 31, 2025. Bookings totaled $114 million in the second quarter of 2026, yielding a quarterly book-to-bill ratio of 1.2x (1.1x year-to-date). The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2026	$430	$451	—	—
2025	357	363	$399	$435
2024	305	300	313	311

Our Completion and Production Services segment provides services in the United States (including the Gulf of America) and internationally. Over recent years, the segment has exited the majority of its U.S. land-based service operations in response to reductions in activity levels and highly competitive market conditions. The Completion and Production Services segment’s results, are sensitive to near-term fluctuations in commodity prices, particularly crude oil prices, given the short-term, call-out nature of its operations. We primarily supply rental equipment and service personnel utilized in the completion of, and initial production from, new and recompleted wells in our operations.
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

	As of July 24, 2026	Average for the
		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
United States Rig Count:
Land – Oil	436	406	451	400	460
Land – Natural gas and other	136	133	105	134	105
Offshore	15	15	15	17	14
	587	554	571	551	579
The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques.
We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. Beginning in the first quarter of 2025, the United States imposed new or additional tariffs, through executive orders, on a variety of imported raw materials and products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. In the first quarter of 2026, the U.S. Supreme Court struck down broad tariffs previously imposed through executive orders under the International Emergency Economic Powers Act of 1977 on a wide range of imported goods. In response, President Trump implemented a 10% import surcharge on a broad range of goods under Section 122 of the Trade Act of 1974, which expired on July 24, 2026 pursuant to the statute's 150-day limitation. President Trump also implemented 10% to 12.5% tariffs on imports from sixty economies under Section 301 of the Trade Act of 1974. These tariffs, effective July 24, 2026, target various categories of imports, including certain raw materials used in our operations, such as steel, aluminum and copper. We continue to monitor the effects of the ever-evolving global trade landscape, including with respect to sanctions, tariffs, Chinese export restrictions on tungsten-related and other products used by us, existing trade agreements, anti-dumping and countervailing duty regulations and more.
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

Other factors that can affect our business and financial results include but are not limited to: the general global economic environment; competitive pricing pressures; customer consolidations; labor market constraints; supply chain and logistic disruptions; inflation in wages, materials, parts, equipment and other costs; climate-related and other regulatory changes; geopolitical conflicts and tensions; management’s implementation of strategic decisions; public health crises; natural disasters; industrial accidents; trade restrictions; adoption of new or increases in tariffs; and changes in tax laws in the United States and in the international markets in which we operate. We continue to monitor the global economy, the prices of and demand for crude oil and natural gas, and the resultant impact on the capital spending plans and operations of our customers in order to plan and manage our business.
Human Capital
For more information on our health and safety policy and other workforce policies, please see “Part I, Item 1. Business – Human Capital” in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended by our Annual Report filed on Form 10-K/A.

Selected Financial Data
This selected financial data should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes included in “Part I, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included in “Part II, Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2025, as amended by our Annual Report on Form 10-K/A, in order to understand factors, such as charges and credits, which may impact comparability of the selected financial data.
Unaudited Consolidated Results of Operations
The following summarizes our consolidated results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Variance	2026	2025	Variance
Revenues:
Products	$98,753	$107,342	$(8,589)	$191,333	$207,893	$(16,560)
Services	57,906	58,064	(158)	110,689	117,451	(6,762)
	156,659	165,406	(8,747)	302,022	325,344	(23,322)
Costs and expenses:
Product costs	77,724	83,936	(6,212)	152,091	164,265	(12,174)
Service costs	40,227	41,404	(1,177)	77,449	83,752	(6,303)
Cost of revenues (exclusive of depreciation and amortization expense presented below)	117,951	125,340	(7,389)	229,540	248,017	(18,477)
Selling, general and administrative expenses	23,127	22,981	146	43,151	45,511	(2,360)
Depreciation and amortization expense	8,061	11,898	(3,837)	16,250	23,923	(7,673)
Impairments of operating lease assets	—	1,358	(1,358)	—	1,358	(1,358)
Impairment of assets held for sale	—	—	—	1,384	—	1,384
Other operating income, net	(4,192)	(1,448)	(2,744)	(4,293)	(4,381)	88
	144,947	160,129	(15,182)	286,032	314,428	(28,396)
Operating income	11,712	5,277	6,435	15,990	10,916	5,074

Interest expense, net	(508)	(1,692)	1,184	(1,683)	(3,270)	1,587
Other income (expense), net	(3,281)	636	(3,917)	(3,133)	774	(3,907)
Income before income taxes	7,923	4,221	3,702	11,174	8,420	2,754
Income tax provision	(2,013)	(1,410)	(603)	(4,156)	(2,451)	(1,705)
Net income	$5,910	$2,811	$3,099	$7,018	$5,969	$1,049

Net income per share:
Basic	$0.10	$0.05		$0.12	$0.10
Diluted	0.10	0.05		0.12	0.10

Weighted average number of common shares outstanding:
Basic	58,479	59,154		58,132	59,661
Diluted	58,627	59,154		58,541	59,661

Unaudited Segment Results of Operations
We manage and measure our business performance in three operating segments: Offshore Manufactured Products, Completion and Production Services and Downhole Technologies. Supplemental financial information by operating segment for the three and six months ended June 30, 2026 and 2025 is summarized below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Variance	2026	2025	Variance
Revenues:
Offshore Manufactured Products
Project-driven:
Products	$51,954	$68,653	$(16,699)	$103,841	$127,777	$(23,936)
Services	32,420	27,907	4,513	63,130	52,331	10,799
	84,374	96,560	(12,186)	166,971	180,108	(13,137)
Military and other products	8,350	10,026	(1,676)	17,172	19,074	(1,902)
	92,724	106,586	(13,862)	184,143	199,182	(15,039)
Completion and Production Services	24,274	29,424	(5,150)	45,772	63,943	(18,171)
Downhole Technologies	39,661	29,396	10,265	72,107	62,219	9,888
	$156,659	$165,406	$(8,747)	$302,022	$325,344	$(23,322)

Operating income (loss):
Offshore Manufactured Products	$13,936	$16,989	$(3,053)	$28,348	$31,265	$(2,917)
Completion and Production Services(1)	3,917	1,877	2,040	7,407	5,380	2,027
Downhole Technologies(2)	2,737	(3,992)	6,729	2,292	(6,116)	8,408
Corporate(3)	(8,878)	(9,597)	719	(22,057)	(19,613)	(2,444)
	$11,712	$5,277	$6,435	$15,990	$10,916	$5,074
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
(3)During the three and six months ended June 30, 2026, we recognized: facility exit charges of $1.4 million and $3.9 million, respectively, associated with assets held for sale; a $4.1 million gain associated with the sale of a previously idled facility; and $1.7 million of executive transition costs associated with the pending retirement of our former President and Chief Executive Officer. Additionally, during the six months ended June 30, 2026, we recognized a non-cash impairment charge of $1.4 million associated with assets held for sale.
For further discussion of charges recognized during the three and six months ended June 30, 2026 and 2025, see Note 2, “Charges and Credits,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
We reported net income for the three months ended June 30, 2026 of $5.9 million, or $0.10 per share. The reported second quarter net income included net charges of $2.5 million ($2.5 million after tax, or $0.04 per share) associated with debt extinguishment, executive transition and the continued exit of U.S. land-based facilities, partially offset by a gain on facility disposal. These results compare to net income for the three months ended June 30, 2025 of $2.8 million, or $0.05 per share, which included net charges of $3.3 million ($2.6 million after tax, or $0.04 per share) associated primarily with the exit of U.S. land-based facilities and personnel reductions, partially offset by gains associated with debt extinguishment.
Our results of operations for the second quarter of 2026 reflect the impact of management’s decisions to exit certain land-based locations and service offerings in the United States, a transitory decrease in capital investments by our offshore and international customers and disruptions resulting from the military conflict in Iran.
Revenues. Consolidated total revenues in the second quarter of 2026 decreased $8.7 million, or 5%, from the second quarter of 2025 due primarily to our exit of underperforming service offerings and facilities over the past 15 months and lower project-driven product sales. Excluding the impact of exited operations, consolidated revenues decreased $2.5 million, or 2%, year-over-year.
Consolidated product revenues in the second quarter of 2026 decreased $8.6 million, or 8%, from the second quarter of 2025, with the impact of lower project-driven product sales partially offset by higher customer demand for completion and perforating products. Consolidated service revenues in the second quarter of 2026 were comparable to the second quarter of 2025, with higher project-driven service activity offset by the impact of our exit of certain underperforming U.S. land-based service offerings and lower customer activity in the Middle East.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended June 30, 2026 and 2025 (in thousands):

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
Three Months Ended June 30	2026	2025	2026	2025	2026	2025	2026	2025
Project-driven:
Products	$51,954	$68,653	$—	$—	$—	$—	$51,954	$68,653
Services	32,420	27,907	—	—	—	—	32,420	27,907
Total project-driven	84,374	96,560	—	—	—	—	84,374	96,560
Military and other products	8,350	10,026	—	—	—	—	8,350	10,026
Short-cycle:
Products	—	—	—	—	38,449	28,663	38,449	28,663
Services	—	—	24,274	29,424	1,212	733	25,486	30,157
Total short-cycle	—	—	24,274	29,424	39,661	29,396	63,935	58,820
	$92,724	$106,586	$24,274	$29,424	$39,661	$29,396	$156,659	$165,406
By destination:
Offshore and international	$86,608	$99,620	$12,244	$11,478	$12,741	$8,016	$111,593	$119,114
U.S. land	6,116	6,966	12,030	17,946	26,920	21,380	45,066	46,292
	$92,724	$106,586	$24,274	$29,424	$39,661	$29,396	$156,659	$165,406

As a percentage of total:
Offshore and international	71%	72%
U.S. land	29%	28%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) in the second quarter of 2026 decreased $7.4 million, or 6%, compared to the level reported in the second quarter of 2025.
Consolidated product costs in the second quarter of 2026 decreased $6.2 million, or 7%, from the second quarter of 2025 correlated primarily with the reduction in revenues. Consolidated service costs in the second quarter of 2026 decreased $1.2 million, or 3%, from the second quarter of 2025, due to strategic actions implemented in our U.S. land-based operations to improve reported results.

Selling, General and Administrative Expense. Selling, general and administrative expense was $23.1 million in the second quarter of 2026. This compares to an expense of $23.0 million in the second quarter of 2025, with the impact of implemented cost reduction measures partially offset by $1.7 million of executive transition costs associated with the pending retirement of our former President and Chief Executive Officer and higher short-term incentive compensation accruals. See Note 2, “Charges and Credits,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion of executive transition costs.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $3.8 million, or 32%, in the second quarter of 2026 compared to the prior-year quarter due primarily to the impact of asset impairments recorded in the fourth quarter of 2025. Note 10, “Segments and Related Information,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q presents depreciation and amortization expense by segment.
Impairments of Operating Lease Assets. In the second quarter of 2025, management continued its restructuring efforts to reduce costs in its U.S. land-based operations. As a result of these decisions, our Completion and Production Services and Downhole Technologies segments recognized non-cash impairment charges totaling $1.4 million in connection with its exit of leased locations. See Note 2, “Charges and Credits,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Other Operating Income, Net. Other operating income, net primarily includes gains and losses recognized on the sale of property and equipment and costs related to assets held for sale within Corporate in 2026. In the second quarter of 2026, we recognized $1.4 million of facility exit costs associated with assets held for sale within Corporate and a gain of $4.1 million in connection with the sale of a facility classified within assets held for sale. During the second quarter of 2025, we recognized gains of $2.6 million associated with the sale of assets.
Operating Income (Loss). Our consolidated operating income was $11.7 million in the second quarter of 2026, which included $1.7 million in executive transition costs and $1.4 million in charges associated with the continued exit of our U.S. land-based facilities. This compares to second quarter 2025 consolidated operating income of $5.3 million, which included $1.4 million in operating lease asset impairment charges and $2.3 million of charges associated with facility exits and other management actions. Excluding these charges, operating income increased by $5.8 million year-over-year, with the impact of the $3.8 million decrease in depreciation and amortization expense and an incremental increase of $1.9 million in gains on the sale of assets, partially offset by the impact of the decline in revenue.
Other Income (Expense), Net. On April 1, 2026, we retired $52.7 million of outstanding principal of the 2026 Notes, with a combination of $50.5 million in cash and the issuance of 529,428 shares of our common stock. With the election by substantially all holders of the outstanding 2026 Notes to convert the instruments into shares of our common stock at maturity, we recognized a pre-tax loss of $3.6 million associated with the extinguishment of the 2026 Notes at a premium in the second quarter of 2026. See Note 4, “Long-Term Debt,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the extinguishment of the 2026 Notes.
Interest Expense, Net. Net interest expense totaled $0.5 million in the second quarter of 2026, due to the retirement of the 2026 Notes on April 1. This compares to $1.7 million in the same period of 2025.
Income Tax. For the three months ended June 30, 2026, our income tax provision was $2.0 million, which included the impact of changes in valuation allowance recorded against deferred tax assets, certain discrete tax items and other non-deductible expenses, on pre-tax income of $7.9 million. This compares to an income tax provision of $1.4 million, which included the impact of changes in valuation allowances recorded against deferred tax assets, certain discrete tax items and other non-deductible expenses, on pre-tax income of $4.2 million for the three months ended June 30, 2025.
Other Comprehensive Income. Reported comprehensive income is the sum of reported net income and other comprehensive income. Other comprehensive income was $0.7 million in the second quarter of 2026 compared to other comprehensive income of $9.1 million in the second quarter of 2025 due to fluctuations in currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our operating segments. For the three months ended June 30, 2026 and 2025, currency translation adjustments recognized as a component of other comprehensive income were primarily attributable to the United Kingdom and Brazil. During both the second quarter of 2026 and 2025, the exchange rates for the British pound and the Brazilian real strengthened compared to the U.S. dollar.

Segment Operating Results
Offshore Manufactured Products
Revenues. Our Offshore Manufactured Products segment revenues decreased $13.9 million, or 13%, in the second quarter of 2026 compared to the second quarter of 2025 due to lower project-driven product sales, partially offset by the impact of higher service activity.
Operating Income. Our Offshore Manufactured Products segment reported operating income of $13.9 million in the second quarter of 2026. This compares to operating income in the second quarter of 2025 of $17.0 million. The $3.1 million decline in operating income was driven primarily by the revenue decline.
Backlog. Backlog in our Offshore Manufactured Products segment totaled $451 million as of June 30, 2026, with second quarter 2026 bookings of $114 million and a quarterly book-to-bill ratio of 1.2x.
Completion and Production Services
Revenues. Our Completion and Production Services segment revenues decreased $5.2 million, or 18%, in the second quarter of 2026 compared to the prior-year period, driven by the exit of underperforming U.S. land-based service offerings and facilities and lower customer activity in the Middle East. Excluding the impact of exited operations, revenues increased $1.1 million, or 5%, year-over-year.
Operating Income. Our Completion and Production Services segment reported operating income of $3.9 million in the second quarter of 2026. This compares to operating income of $1.9 million in the second quarter of 2025, which included charges totaling $2.2 million associated primarily with the exit of service locations. Excluding these 2025 charges, the Completion and Production Services segment’s operating income declined $0.1 million from the prior-year period, due primarily to a $2.2 million reduction in gains on the sale of assets, substantially offset by a $1.6 million reduction in depreciation and amortization expense and strategic actions implemented to improve reported results.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues increased $10.3 million, or 35%, in the second quarter of 2026 from the prior-year period, driven by higher demand for perforating and completion products following our new product introductions.
Operating Income (Loss). Our Downhole Technologies segment reported operating income of $2.7 million in the second quarter of 2026. This compares to an operating loss of $4.0 million in the second quarter of 2025, which included charges totaling $1.2 million primarily associated with the exit of a leased facility. Excluding these 2025 charges, the Downhole Technologies operating results improved $5.5 million year-over-year, driven primarily by the reported increase in revenues and a $2.5 million reduction in depreciation and amortization expense.
Corporate
Operating Loss. Corporate expenses totaled $8.9 million in the second quarter of 2026, which included a $4.1 million gain recognized on the sale of a previously idled facility, $1.7 million of executive transition costs and $1.4 million in charges associated with ongoing actions to monetize assets held for sale. This compares to Corporate expenses of $9.6 million in the second quarter of 2025. Excluding the 2026 charges and credits, Corporate expenses increased $0.4 million year-over-year due primarily to higher short-term incentive compensation accruals.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
We reported net income for the six months ended June 30, 2026 of $7.0 million, or $0.12 per share. The reported net income included net charges of $6.6 million ($6.6 million after tax, or $0.11 per share) associated primarily with the continued exit of certain of our U.S. land-based facilities, debt extinguishment and executive transition, partially offset by a gain on facility disposal. These results compare to net income for the six months ended June 30, 2025 of $6.0 million, or $0.10 per share, which included net charges of $4.2 million ($3.3 million after tax, or $0.06 per share) associated with the restructuring of certain of our U.S. land-based operations, facility consolidations and closures, and personnel reductions, partially offset by gains associated with debt extinguishment.
Our results of operations for the first six months of 2026 reflect the impact of management’s decisions to exit certain land-based locations and service offerings in the United States, a transitory decrease in capital investments by our offshore and international customers, disruptions resulting from the military conflict in Iran and increased U.S. trade tariffs.
Revenues. Consolidated total revenues in the first six months of 2026 decreased $23.3 million, or 7%, from the first six months of 2025 driven primarily by our exit of underperforming service offerings and locations over the past 18 months. Excluding the impact of exited operations, consolidated revenues declined $5.6 million, or 2%, year-over-year.
Consolidated product revenues in the first six months of 2026 decreased $16.6 million, or 8%, from the first six months of 2025, due to lower project-driven connector, valve and crane product sales partially offset by higher perforating and completion product revenues. Consolidated service revenues in the first six months of 2026 decreased $6.8 million, or 6%, from the first six months of 2025. This decrease was driven by the exit of underperforming U.S. land-based service offerings and lower customer activity in the Middle East, partially offset by higher project-driven service activity.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the six months ended June 30, 2026 and 2025 (in thousands):

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
Six Months Ended June 30	2026	2025	2026	2025	2026	2025	2026	2025
Project-driven:
Products	$103,841	$127,777	$—	$—	$—	$—	$103,841	$127,777
Services	63,130	52,331	—	—	—	—	63,130	52,331
Total project-driven	166,971	180,108	—	—	—	—	166,971	180,108
Military and other products	17,172	19,074	—	—	—	—	17,172	19,074
Short-cycle:
Products	—	—	—	—	70,320	61,042	70,320	61,042
Services	—	—	45,772	63,943	1,787	1,177	47,559	65,120
Total short-cycle	—	—	45,772	63,943	72,107	62,219	117,879	126,162
	$184,143	$199,182	$45,772	$63,943	$72,107	$62,219	$302,022	$325,344
By destination:
Offshore and international	$171,011	$184,861	$23,200	$24,868	$22,056	$15,622	$216,267	$225,351
U.S. land	13,132	14,321	22,572	39,075	50,051	46,597	85,755	99,993
	$184,143	$199,182	$45,772	$63,943	$72,107	$62,219	$302,022	$325,344

As a percentage of total:
Offshore and international	72%	69%
U.S. land	28%	31%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) in the first six months of 2026 decreased $18.5 million, or 7%, compared to the first six months of 2025.
Consolidated product costs in the first six months of 2026 decreased $12.2 million, or 7%, compared to the first six months of 2025 due primarily to reduction in revenues. Consolidated service costs in the first six months of 2026 decreased $6.3 million, or 8%, compared to the first six months of 2025, due to lower revenue levels and the strategic actions implemented in our U.S. land-based operations to improve reported results.

Selling, General and Administrative Expense. Selling, general and administrative expense totaled $43.2 million in the first six months of 2026, which compares to expense of $45.5 million in the first six months of 2025. This year-over-year decrease is primarily associated with reduced personnel levels and commissions, partially offset by $1.7 million in executive transition costs.
Depreciation and Amortization Expense. Depreciation and amortization expense in the first six months of 2026 decreased $7.7 million, or 32%, compared to the prior-year period due primarily to the impact of asset impairments recorded in the fourth quarter of 2025. Note 10, “Segments and Related Information,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q presents depreciation and amortization expense by segment.
Impairment of Operating Lease Assets. In the first six months of 2025, management continued its restructuring efforts to reduce costs in its U.S. land-based operations. As a result of these decisions, our Completion and Production Services and Downhole Technologies segments recognized non-cash impairment charges totaling $1.4 million in connection with its exit of leased locations. See Note 2, “Charges and Credits,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Impairment of Assets Held for Sale. During the first six months of 2026, management made a decision to sell additional equipment, which was reclassified to assets held for sale. The carrying value of these assets held for sale were reduced to their estimated fair value, resulting in the recognition of a $1.4 million non-cash impairment charge. See Note 2, “Charges and Credits,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Other Operating Income, Net. Other operating income, net primarily includes gains and losses recognized on the sale of property and equipment and costs related to assets classified as held for sale within Corporate in 2026. During the first six months of 2026, we recognized $3.9 million of facility exit costs associated with assets held for sale within Corporate. Gains recognized on the sale of assets during the first six months of 2026 and 2025 each totaled $4.8 million.
Operating Income. Our consolidated operating income was $16.0 million in the first six months of 2026, which included charges totaling $4.1 million associated with the continued exit of our U.S. land-based facilities, $1.7 million of executive transition costs and $1.4 million in non-cash asset impairment charges. This compares to a consolidated operating income of $10.9 million in the first six months of 2025, which included $1.4 million in operating lease asset impairment charges as well as charges totaling $3.2 million associated with facility consolidations and exits and other management actions. Excluding these charges, operating results improved by $7.6 million year-over-year, driven by a $7.7 million decrease in depreciation and amortization expense and implemented cost reduction measures, partially offset by the impact of the decline in revenue.
Interest Expense, Net. Net interest expense totaled $1.7 million in the first six months of 2026, which compares to $3.3 million in the first six months of 2025. The year-over-year decline in net interest expense was driven by the April 1, 2026 retirement of the 2026 Notes.
Other Income (Expense), Net. On April 1, 2026, we retired $52.7 million of outstanding principal of the 2026 Notes at a premium and recognized an associated pre-tax loss of $3.6 million.
Income Tax. For the first six months of 2026, our income tax provision was $4.2 million, which included the impact of changes in valuation allowances recorded against deferred tax assets, certain discrete tax items and other non-deductible expenses, on pre-tax income of $11.2 million. This compares to an income tax provision of $2.5 million, which included the impact of certain discrete tax items and other non-deductible expenses, on pre-tax income of $8.4 million for the first six months of 2025.
Other Comprehensive Income (Loss). Reported comprehensive income is the sum of reported net income and other comprehensive income (loss). Other comprehensive loss was $0.5 million in the first six months of 2026 compared to other comprehensive income of $14.6 million in the first six months of 2025 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For the first six months of 2026 and 2025, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the first six months of 2026, the exchange rate for the British pound weakened compared to the U.S. dollar while the Brazilian real strengthened compared to the U.S. dollar. This compares to the first six months of 2025, when the exchange rates for both the British pound and the Brazilian real strengthened compared to the U.S. dollar.

Segment Operating Results
Offshore Manufactured Products
Revenues. Our Offshore Manufactured Products segment revenues declined $15.0 million, or 8%, in the first six months of 2026 compared to the first six months of 2025 due primarily to lower sales of project-driven connector, valve and crane products, partially offset by higher service activity.
Operating Income. Our Offshore Manufactured Products segment reported operating income of $28.3 million in the first six months of 2026. This compares to operating income of $31.3 million in the first six months of 2025. The $2.9 million decline in operating income was driven primarily by the revenue decline.
Backlog. Backlog in our Offshore Manufactured Products segment totaled $451 million as of June 30, 2026 compared to $435 million as of December 31, 2025. Bookings during the first six months of 2026 were $199 million, yielding a book-to-bill ratio of 1.1x.
Completion and Production Services
Revenues. Our Completion and Production Services segment revenues decreased $18.2 million, or 28%, in the first six months of 2026 compared to the first six months of 2025, driven primarily by the exit of underperforming U.S. land-based service offerings and facilities. Excluding the impact of exited operations, revenues decreased $0.5 million year-over-year.
Operating Income. Our Completion and Production Services segment reported operating income of $7.4 million in the first six months of 2026. This compares to operating income of $5.4 million in the first six months of 2025, which included charges totaling $3.1 million associated with facility consolidations and exits. Excluding the 2025 charges, the Completion and Production Services segment’s operating results declined $1.1 million from the prior-year period, due primarily to a $4.1 million reduction in gains on the sale of assets, partially offset by a $3.4 million reduction in depreciation and amortization expense.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues increased $9.9 million, or 16%, in the first six months of 2026 from the first six months of 2025, driven by higher demand for perforating and completion products following our new product introductions.
Operating Income (Loss). Our Downhole Technologies segment reported an operating income of $2.3 million in the first six months of 2026. This compares to an operating loss of $6.1 million reported in the first six months of 2025, which included charges totaling $1.2 million primarily associated with the exit of a leased facility. Excluding the 2025 charges, the Downhole Technologies segment operating results improved $7.2 million year-over-year, driven by a $5.0 million reduction in depreciation and amortization expense and contributions from the revenue increase.
Corporate
Operating Loss. Corporate expenses totaled $22.1 million in the first six months of 2026, which included a $4.1 million gain recognized on the sale of a previously idled facility, costs totaling $3.9 million associated with ongoing actions to monetize assets held for sale, $1.7 million of executive transition costs and a $1.4 million impairment of assets held for sale. This compares to Corporate expenses of $19.6 million in the first six months of 2025. Excluding these items, Corporate expenses decreased $0.3 million year-over-year.

Liquidity, Capital Resources and Other Matters
Our primary liquidity needs are to fund operating and capital expenditures, new product development, general working capital needs and debt repayment. In addition, capital has been used to fund share repurchases and strategic business acquisitions. Our primary sources of funds are cash on-hand, cash flow from operations and proceeds from borrowings under our Cash Flow Credit Agreement, and, less frequently, capital markets transactions and additional contributions from asset sales.
Operating Activities
Cash flows used in operations totaled $8.1 million during the first six months of 2026, compared to $24.3 million generated by operations during the first six months of 2025.
During the first six months of 2026, $34.6 million was used to fund net working capital increases, primarily due to an increase in inventories, a decrease in accounts payable and payment of accrued short- and long-term cash incentive compensation, partially offset by the favorable impact of a decrease in accounts receivable. During the first six months of 2025, $6.1 million was used to fund net working capital increases, which includes a decrease in accounts payable and payment of accrued short- and long-term cash incentive compensation, as well as a decrease in accounts receivable.
Investing Activities
Net cash provided by investing activities during the first six months of 2026 totaled $0.9 million, compared to $6.9 million used in investing activities during the first six months of 2025, with proceeds from asset sales offsetting capital expenditures in 2026.
Capital expenditures totaled $7.1 million and $19.5 million during the first six months of 2026 and 2025, respectively. These investments were offset by proceeds from the sale of property, equipment and assets held for sale of $8.0 million and $12.6 million during the first six months of 2026 and 2025, respectively.
Financing Activities
On January 28, 2026, we entered into the Cash Flow Credit Agreement (further discussed below), which replaced our existing ABL Agreement.
During the first six months of 2026, net cash of $43.3 million was used in financing activities, which included the use of $50.5 million in cash to retire our 2026 Notes, net borrowings of $18.6 million under our Cash Flow Credit Agreement, the purchase of 583,541 shares of our common stock for $5.1 million, shares added to treasury stock as a result of net share settlements associated with the vesting of stock awards and payment of financing cost related to the Cash Flow Credit Agreement. This compares to $29.1 million of cash used in financing activities during the first six months of 2025, which included the purchase of $14.8 million principal amount of our outstanding 2026 Notes for $14.3 million in cash, the repurchase of $12.0 million of our common stock and shares added to treasury stock as a result of net share settlements associated with the vesting of stock awards.
As of June 30, 2026, we had cash and cash equivalents totaling $19.8 million, $18.6 million in borrowings outstanding under our Cash Flow Credit Agreement and other debt of $2.0 million. Our reported interest expense included amortization of deferred financing costs of $0.9 million during the first six months of 2026. For the first six months of 2026, our contractual cash interest expense was $1.4 million, or approximately 7% of the average principal balance of debt outstanding.
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
During the six months ended June 30, 2026, $5.1 million in repurchases of common stock were made under this program. The amount remaining under our share repurchase authorization as of June 30, 2026 was $19.6 million.
Revolving Credit and Term Loan Facilities. On January 28, 2026, we entered into an amended and restated cash-flow based credit agreement with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto. The Cash Flow Credit Agreement provides for aggregate lender commitments of up to: $75.0 million under the Revolving Credit Facility and $50.0 million under the multi-draw Term Loan Facility, which was available for a six-month period. Subsequent to June 30, 2026, we repaid $20.0 million of outstanding borrowings under the Revolving Credit Facility with borrowings under the Term Loan Facility. The remaining lender commitments under the Term Loan Facility lapsed on July 28, 2026. The Cash Flow Credit Agreement replaced the ABL Agreement discussed below and matures in January 2030. See Note 4, “Long-Term Debt,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the Cash Flow Credit Agreement.
Prior to entering into the Cash Flow Credit Agreement, our senior secured credit facility provided for a $100.0 million asset-based revolving credit facility under which credit availability was subject to a borrowing base calculation.
As of June 30, 2026, we had $18.6 million borrowings outstanding under the Cash Flow Credit Agreement and $16.7 million of outstanding letters of credit. As of July 28, 2026, we had $26.2 million in borrowings outstanding under the Cash Flow Credit Agreement and $15.9 million of outstanding letters of credit, leaving $52.9 million available to be drawn.
2026 Notes. We issued $135.0 million aggregate principal amount of the 2026 Notes pursuant to an indenture, dated as of March 19, 2021 (the “2026 Indenture”), between us and Computershare Trust Company, National Association, as successor trustee. On April 1, 2026, we retired $52.7 million of outstanding principal of the 2026 Notes, with a combination of $50.5 million of cash and the issuance of 529,428 shares of our common stock (with a fair value of $5.9 million). With the election by substantially all holders of the outstanding 2026 Notes to convert the instruments into shares of our common stock at maturity, we recognized a pre-tax loss of $3.6 million associated with the extinguishment of the 2026 Notes at a premium in the second quarter of 2026.
Our total debt represented 3% and 9% of our combined total debt and stockholders’ equity as of June 30, 2026 and December 31, 2025, respectively.
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
Off-Balance Sheet Arrangements. As of June 30, 2026, we had no off-balance sheet arrangements.
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
Interest Rate Risk. We have a revolving credit facility and a term loan facility that are subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2026, we had $18.6 million in floating-rate obligations outstanding under our Cash Flow Credit Agreement. The use of floating-rate obligations would expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from June 30, 2026 levels, our consolidated interest expense would increase by a total of approximately $0.2 million annually.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first six months of 2026, our reported foreign currency exchange gains were $0.3 million and are included in “other operating income, net” in the consolidated statements of operations.
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of our operating segments. Our accumulated other comprehensive loss increased $0.5 million from $66.3 million as of December 31, 2025 to $66.8 million as of June 30, 2026, due to changes in currency exchange rates. During the first six months of 2026, the exchange rate for the British pound weakened by 2% compared to the U.S. dollar, while the Brazilian real strengthened by 6% compared to the U.S. dollar.
ITEM 4. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level.
(ii) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
The information with respect to this Item 1 is set forth under Note 11, “Commitments and Contingencies.”
ITEM 1A. Risk Factors
“Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 includes a detailed discussion of our risk factors. The risks described in such report are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may materially adversely affect our business, financial conditions or future results. There have been no material changes to our risk factors as set forth in our 2025 Annual Report on Form 10-K, as amended by our 2025 Annual Report on Form 10-K/A.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1 through April 30, 2026	—	$—	—	$24,697,602
May 1 through May 31, 2026	511,245	8.83	511,245	20,182,723
June 1 through June 30, 2026	72,296	8.10	72,296	19,597,354
Total	583,541	$8.74	583,541
________________
(1)Average price paid per share excludes the impact of excise taxes.
(2)In October 2024, our Board of Directors authorized $50.0 million for repurchases of our common stock, par value $0.01 per share, through October 2026. As of June 30, 2026, $30.4 million of share repurchases have been made under this authorization.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, no director or executive officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K) related to securities of our company.

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

10.1+	—
Employment Transition Agreement and General Release of Claims between Oil States International, Inc. and Cindy B. Taylor effective May 1, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026, as filed with the SEC on May 5, 2026 (File No. 001-16337)).

10.2+	—
Executive Agreement between Oil States International, Inc. and Matthew E. Autenrieth (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026, as filed with the SEC on May 5, 2026 (File No. 16337)).

10.3*	—	Form of Non-Employee Director Deferred Stock Grant Notice and Agreement under the Company’s Second Amended and Restated Equity Participation Plan.

10.4+*	—	Form of Non-Employee Director Restricted Stock Agreement under the Company’s Second Amended and Restated Equity Participation Plan.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
---------

*	Filed herewith.
**	Furnished herewith.
+	Management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date:	July 30, 2026	By:	/s/ Matthew E. Autenrieth
Matthew E. Autenrieth
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)