Form 10-Q
period 2026-09-30
OIL STATES INTERNATIONAL, INC
filed 2026-10-30
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of October 23, 2026, the number of shares of common stock outstanding was 59,808,160.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Products	$109,845	$106,492	$301,178	$314,385
Services	59,919	58,688	170,608	176,139
	169,764	165,180	471,786	490,524

Costs and expenses:
Product costs	88,639	85,561	240,730	249,826
Service costs	41,435	43,085	118,884	126,837
Cost of revenues (exclusive of depreciation and amortization expense presented below)	130,074	128,646	359,614	376,663
Selling, general and administrative expense	23,994	20,756	67,145	66,267
Depreciation and amortization expense	8,046	12,128	24,296	36,051
Impairments of operating lease assets	—	—	—	1,358
Impairments of assets held for sale	—	—	1,384	—
Other operating (income) expense, net	1,315	(1,098)	(2,978)	(5,479)
	163,429	160,432	449,461	474,860
Operating income	6,335	4,748	22,325	15,664

Interest expense, net	(1,308)	(1,773)	(2,991)	(5,043)
Other income (expense), net	226	362	(2,907)	1,136
Income before income taxes	5,253	3,337	16,427	11,757
Income tax provision	(2,137)	(1,437)	(6,293)	(3,888)
Net income	$3,116	$1,900	$10,134	$7,869

Net income per share:
Basic	$0.05	$0.03	$0.17	$0.13
Diluted	0.05	0.03	0.17	0.13

Weighted average number of common shares outstanding:
Basic	58,079	57,946	58,114	59,089
Diluted	58,249	58,016	58,452	59,144
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$3,116	$1,900	$10,134	$7,869

Other comprehensive income (loss):
Currency translation adjustments	(607)	(1,300)	(1,115)	13,331
Comprehensive income	$2,509	$600	$9,019	$21,200
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$22,915	$69,914
Accounts receivable, net	200,088	202,445
Inventories, net	220,383	183,409
Assets held for sale	14,439	17,350
Prepaid expenses and other current assets	16,712	22,173
Total current assets	474,537	495,291

Property, plant, and equipment, net	228,840	244,382
Operating lease assets, net	13,686	12,731
Goodwill, net	70,312	70,524
Other intangible assets, net	27,297	31,455
Other noncurrent assets	29,931	29,048
Total assets	$844,603	$883,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,617	$53,370
Accounts payable	70,429	68,090
Accrued liabilities	36,992	38,480
Current operating lease liabilities	5,931	7,286
Income taxes payable	1,094	1,759
Deferred revenue	84,777	97,195
Total current liabilities	200,840	266,180

Long-term debt	18,423	1,670
Long-term operating lease liabilities	11,499	12,654
Deferred income taxes	5,775	5,765
Other noncurrent liabilities	24,485	23,971
Total liabilities	261,022	310,240

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 82,119,124 shares and 80,538,758 shares issued, respectively	821	805
Additional paid-in capital	1,160,054	1,145,642
Retained earnings	174,417	164,283
Accumulated other comprehensive loss	(67,379)	(66,264)
Treasury stock, at cost, 22,306,671 and 20,882,840 shares, respectively	(684,332)	(671,275)
Total stockholders’ equity	583,581	573,191
Total liabilities and stockholders’ equity	$844,603	$883,431
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

Three Months Ended September 30, 2026	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2026	$821	$1,156,353	$171,301	$(66,772)	$(680,327)	$581,376
Net income	—	—	3,116	—	—	3,116
Currency translation adjustments (excluding intercompany advances)	—	—	—	(306)	—	(306)
Currency translation adjustments on intercompany advances	—	—	—	(301)	—	(301)
Stock-based compensation expense	—	3,701	—	—	—	3,701
Issuance of stock to extinguish 4.75% convertible senior notes	—	—	—	—	—	—
Surrender of stock to settle taxes on stock awards	—	—	—	—	—	—
Stock repurchases	—	—	—	—	(4,005)	(4,005)
Balance, September 30, 2026	$821	$1,160,054	$174,417	$(67,379)	$(684,332)	$583,581

Nine Months Ended September 30, 2026	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2025	$805	$1,145,642	$164,283	$(66,264)	$(671,275)	$573,191
Net income	—	—	10,134	—	—	10,134
Currency translation adjustments (excluding intercompany advances)	—	—	—	(1,600)	—	(1,600)
Currency translation adjustments on intercompany advances	—	—	—	485	—	485
Stock-based compensation expense	11	8,541	—	—	—	8,552
Issuance of stock to extinguish 4.75% convertible senior notes	5	5,871	—	—	—	5,876
Surrender of stock to settle taxes on stock awards	—	—	—	—	(3,952)	(3,952)
Stock repurchases	—	—	—	—	(9,105)	(9,105)
Balance, September 30, 2026	$821	$1,160,054	$174,417	$(67,379)	$(684,332)	$583,581
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

Three Months Ended September 30, 2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2025	$806	$1,141,788	$279,629	$(64,901)	$(666,684)	$690,638
Net income	—	—	1,900	—	—	1,900
Currency translation adjustments (excluding intercompany advances)	—	—	—	(2,661)	—	(2,661)
Currency translation adjustments on intercompany advances	—	—	—	1,361	—	1,361
Stock-based compensation expense	—	1,897	—	—	—	1,897
Surrender of stock to settle taxes on stock awards	—	—	—	—	(26)	(26)
Stock repurchases	—	—	—	—	(4,143)	(4,143)
Balance, September 30, 2025	$806	$1,143,685	$281,529	$(66,201)	$(670,853)	$688,966

Nine Months Ended September 30, 2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2024	$786	$1,137,949	$273,660	$(79,532)	$(652,209)	$680,654
Net income	—	—	7,869	—	—	7,869
Currency translation adjustments (excluding intercompany advances)	—	—	—	7,880	—	7,880
Currency translation adjustments on intercompany advances	—	—	—	5,451	—	5,451
Stock-based compensation expense	20	5,736	—	—	—	5,756
Surrender of stock to settle taxes on stock awards	—	—	—	—	(2,458)	(2,458)
Stock repurchases	—	—	—	—	(16,186)	(16,186)
Balance, September 30, 2025	$806	$1,143,685	$281,529	$(66,201)	$(670,853)	$688,966
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$10,134	$7,869
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	24,296	36,051
Impairments of operating lease assets	—	1,358
Impairments of assets held for sale	1,384	—
Stock-based compensation expense	8,552	5,756
Amortization of debt issuance costs	1,528	1,235
Deferred income tax provision	291	852
Gains on disposals of assets	(5,757)	(5,455)
Losses (gains) on extinguishments of 4.75% convertible senior notes	3,594	(375)
Other, net	(2,686)	(2,192)
Changes in operating assets and liabilities:
Accounts receivable	1,295	(3,417)
Inventories	(37,539)	(5,287)
Accounts payable and accrued liabilities	(3,021)	2,692
Deferred revenue	(12,418)	20,801
Other operating assets and liabilities, net	7,503	(4,913)
Net cash flows provided by (used in) operating activities	(2,844)	54,975

Cash flows from investing activities:
Capital expenditures	(10,350)	(28,186)
Proceeds from disposition of property and equipment	855	5,416
Proceeds from disposition of assets held for sale	12,210	8,409
Other, net	(1,009)	(99)
Net cash flows provided by (used in) investing activities	1,706	(14,460)

Cash flows from financing activities:
Borrowings under credit facilities	94,268	512
Repayments of borrowings under credit facilities	(74,518)	(512)
Extinguishments of 4.75% convertible senior notes	(50,452)	(20,269)
Other debt and finance lease repayments, net	(533)	(283)
Payment of financing costs	(2,014)	(188)
Purchases of treasury stock	(9,105)	(16,186)
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(3,952)	(2,458)
Net cash flows used in financing activities	(46,306)	(39,384)

Effect of exchange rate changes on cash and cash equivalents	445	558
Net change in cash and cash equivalents	(46,999)	1,689
Cash and cash equivalents, beginning of period	69,914	65,363
Cash and cash equivalents, end of period	$22,915	$67,052

Cash paid for:
Interest	$2,492	$4,033
Income taxes, net	6,658	4,648
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.    Charges and Credits
Management has implemented certain cost reduction actions including: the consolidation, relocation and exit of certain operating locations; the exit of certain service offerings; and reductions in the Company’s workforce in the United States. As a result of these and other events, actions and assessments, the Company recorded the following charges and credits during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Offshore Manufactured Products	Completion and Production Services	Downhole Technologies	Corporate	Total
Three Months Ended September 30, 2026
Loss on extinguishment of debt	$—	$—	$—	$—	$—
Executive transition costs	—	—	—	3,338	3,338
Impairments of assets held for sale	—	—	—	—	—
Gain on disposal of facility held for sale	—	—	—	—	—
Facility consolidation, exit and other charges	—	—	—	2,176	2,176
Pre-tax totals	$—	$—	$—	$5,514	5,514
Income tax benefit					145
After-tax total					$5,369

Nine Months Ended September 30, 2026
Loss on extinguishment of debt (Note 4)	$—	$—	$—	$3,594	$3,594
Executive transition costs	—	—	—	4,995	4,995
Impairments of assets held for sale	—	—	—	1,384	1,384
Gain on disposal of facility held for sale	—	—	—	(4,149)	(4,149)
Facility consolidation, exit and other charges	192	—	—	6,067	6,259
Pre-tax totals	$192	$—	$—	$11,891	12,083
Income tax benefit					145
After-tax total					$11,938

	Offshore Manufactured Products	Completion and Production Services	Downhole Technologies	Corporate	Total
Three Months Ended September 30, 2025
Impairments of operating lease assets	$—	$—	$—	$—	$—
Losses (gains) on extinguishment of debt	—	—	—	6	6
Facility consolidation, exit and other charges	575	2,687	—	298	3,560
Pre-tax totals	$575	$2,687	$—	$304	3,566
Income tax benefit					749
After-tax total					$2,817

Nine Months Ended September 30, 2025
Impairments of operating lease assets	$—	$403	$955	$—	$1,358
Losses (gains) on extinguishment of debt	—	—	—	(375)	(375)
Facility consolidation, exit and other charges	848	5,393	252	298	6,791
Pre-tax totals	$848	5,796	1,207	$(77)	7,774
Income tax benefit					1,633
After-tax total					$6,141

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Executive Transition
In connection with Cindy B. Taylor’s transition from her role as President and Chief Executive Officer, the Company entered into an Employment Transition Agreement and General Release of Claims (the “Transition Agreement”) with Ms. Taylor effective May 1, 2026. Pursuant to the terms of this agreement, Ms. Taylor will continue to be employed by the Company as a Senior Advisor and provide services from May 1 through November 1, 2026, at which time Ms. Taylor will voluntarily retire and be subject to certain non-compete and non-solicitation restrictions. During this period, Ms. Taylor will receive: a reduced monthly base salary; accelerated vesting of outstanding restricted stock awards granted in 2024 and 2025; continued vesting of other long-term incentive awards; and a pro-rata, short-term incentive payment for 2026. See Note 9, “Long-Term Incentive Compensation,” for further discussion of outstanding long-term incentive awards granted to Ms. Taylor. For the three and nine months ended September 30, 2026, the Company recognized stock-based compensation and other costs of $3.3 million and $5.0 million, respectively, related to this executive transition.
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
3.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of September 30, 2026 and December 31, 2025 is presented below (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable, net:
Trade	$113,874	$127,607
Unbilled revenue	25,282	21,870
Contract assets	57,206	47,349
Other	5,465	8,409
Total accounts receivable	201,827	205,235
Allowance for doubtful accounts	(1,739)	(2,790)
	$200,088	$202,445

Allowance for doubtful accounts as a percentage of total accounts receivable	1%	1%

	September 30, 2026	December 31, 2025
Deferred revenue (contract liabilities)	$84,777	$97,195
As of September 30, 2026, accounts receivable, net in the United States and the United Kingdom represented 63% and 13%, respectively, of the total. No other country or single customer accounted for more than 10% of the Company’s total accounts receivable as of September 30, 2026.
For the nine months ended September 30, 2026, the $9.9 million net increase in contract assets was primarily attributable to $47.5 million in revenue recognized during the period, which was partially offset by $37.1 million transferred to accounts receivable. Deferred revenue (contract liabilities) decreased by $12.4 million in the first nine months of 2026, reflecting the recognition of $26.4 million of revenue that was deferred at the beginning of the period, partially offset by $14.0 million in new customer billings which were not recognized as revenue during the period.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following provides a summary of activity in the allowance for doubtful accounts for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Allowance for doubtful accounts – January 1	$2,790	$2,614
Provisions	369	195
Write-offs	(1,416)	(615)
Other	(4)	330
Allowance for doubtful accounts – September 30	$1,739	$2,524

	September 30, 2026	December 31, 2025
Inventories, net:
Finished goods and purchased products	$101,531	$84,572
Work in process	38,051	33,281
Raw materials	110,687	95,691
Total inventories	250,269	213,544
Allowance for excess or obsolete inventories	(29,886)	(30,135)
	$220,383	$183,409

	September 30, 2026	December 31, 2025
Property, plant and equipment, net:
Property, plant and equipment	$671,565	$666,887
Accumulated depreciation	(442,725)	(422,505)
	$228,840	$244,382
For the three months ended September 30, 2026 and 2025, depreciation expense was $6.7 million and $8.1 million, respectively. Depreciation expense was $20.2 million and $24.5 million for the nine months ended September 30, 2026 and 2025, respectively.

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$123,017	$109,140	$13,877	$123,073	$107,300	$15,773
Patents/Technology/Know-how	68,985	61,154	7,831	68,999	59,605	9,394
Tradenames and other	46,246	40,657	5,589	47,752	41,464	6,288
	$238,248	$210,951	$27,297	$239,824	$208,369	$31,455
For the three months ended September 30, 2026 and 2025, amortization expense was $1.3 million and $4.0 million, respectively. Amortization expense was $4.1 million and $11.6 million for the nine months ended September 30, 2026 and 2025, respectively. During the fourth quarter of 2025, the Company assessed the carrying value of the long-lived assets of an asset group within the Downhole Technologies segment. As a result of this assessment, the segment reduced the carrying values of customer relationships by $44.7 million, patents/technology/know-how by $19.3 million and tradenames by $16.2 million. Following these fourth quarter 2025 impairments, amortization expense associated with these intangible assets in 2026 decreased from 2025 levels.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	September 30, 2026	December 31, 2025
Other noncurrent assets:
Deferred compensation plan	$23,696	$22,564
Deferred income taxes	1,917	2,057
Debt issuance costs, net	—	997
Other	4,318	3,430
	$29,931	$29,048

	September 30, 2026	December 31, 2025
Accrued liabilities:
Accrued compensation	$20,159	$23,573
Accrued taxes, other than income taxes	3,458	872
Insurance liabilities	2,757	2,972
Accrued commissions	2,384	2,715
Accrued interest	330	599
Other	7,904	7,749
	$36,992	$38,480
4.    Long-term Debt
As of September 30, 2026 and December 31, 2025, long-term debt consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Cash Flow Credit Agreement:
Revolving Credit Facility	$—	$—
Term Loan Facility	19,750	—
ABL Agreement	—	—
Debt issuance costs, net(1)	(1,566)	—
	18,184	—

2026 Notes	—	52,650
Other debt and finance lease obligations	1,856	2,390
Total debt	20,040	55,040
Less: Current portion	(1,617)	(53,370)
Total long-term debt	$18,423	$1,670
____________________
(1)Debt issuance costs, net of $1.0 million as of December 31, 2025 are presented in other noncurrent assets.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In July 2026, the Company borrowed $20.0 million under the Term Loan Facility and the remaining lender commitments under the Term Loan Facility lapsed. The Term Loan Facility requires quarterly principal payments of $250 thousand (increasing to $375 thousand effective June 30, 2028).
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
As of September 30, 2026, the Company had $19.8 million of borrowings outstanding under the Cash Flow Credit Agreement and $17.0 million of outstanding letters of credit, leaving $58.0 million available to be drawn.
As of September 30, 2026, the Company was in compliance with the financial covenants and restrictions under the Cash Flow Credit Agreement.
ABL Agreement
Through January 28, 2026, the Company had a senior secured credit agreement (the “ABL Agreement”), which provided for an asset-based revolving credit facility. The ABL Agreement provided funding based on a borrowing base calculation that included eligible U.S. customer accounts receivable and inventory and was scheduled to mature on February 16, 2028.
Borrowings under the ABL Agreement bore interest at a rate equal to the SOFR plus, effective July 28, 2025, a margin of 2.25% to 2.75%, or at a base rate plus a margin of 1.25% to 1.75%, in each case based on average borrowing availability. Monthly, the Company also paid a commitment fee of either 0.375% or 0.50% per annum, based on average unused commitments under the ABL Agreement.
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
On April 1, 2026, the Company retired the outstanding $52.7 million principal amount of the 2026 Notes, with a combination of $50.5 million of cash and the issuance of 529,428 shares of the Company’s common stock (with a fair value of $5.9 million, which was excluded from financing activities within the consolidated statement of cash flows). With the election by substantially all holders of the outstanding 2026 Notes to convert the instruments into shares of the Company’s common stock at maturity, the Company recognized a pre-tax loss of $3.6 million (reported within other income (expense), net) associated with the extinguishment of the 2026 Notes at a premium in the second quarter of 2026.
5.    Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2026 Notes as of December 31, 2025, on the accompanying consolidated balance sheets approximate their fair values.
6.    Stockholders’ Equity
Common and Preferred Stock
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first nine months of 2026 (in thousands):

Outstanding
Shares of common stock outstanding – December 31, 2025	59,656
Restricted stock awards, net of forfeitures	1,051
Issuance of common stock to extinguish 4.75% convertible senior notes	529
Shares withheld for taxes on vesting of stock awards	(370)
Purchases of common stock	(1,054)
Shares of common stock outstanding – September 30, 2026	59,812
As further discussed in Note 4, “Long-term Debt,” on April 1, 2026 the Company issued 529,428 shares of common stock in connection with the retirement of its 2026 Notes.
As of September 30, 2026 and December 31, 2025, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
In October 2024, the Company’s Board of Directors authorized $50.0 million for repurchases of the Company’s common stock, par value $0.01 per share, which expired on October 24, 2026. During the nine months ended September 30, 2026, the Company purchased 1,053,670 shares of common stock under the program at a total cost of $9.1 million.
On October 29, 2026, the Company’s Board of Directors authorized a new $50 million common stock repurchase program, which expires in October 2028. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of the Company’s operating segments. Accumulated other comprehensive loss increased from $66.3 million at December 31, 2025 to $67.4 million at September 30, 2026. For the three and nine months ended September 30, 2026 and 2025, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
During the nine months ended September 30, 2026, the exchange rate for the British pound weakened by 2% compared to the U.S. dollar, while the Brazilian real strengthened by 5%, contributing to other comprehensive loss of $1.1 million. During the nine months ended September 30, 2025, the exchange rates for the British pound and the Brazilian real strengthened by 7% and 17%, respectively, contributing to other comprehensive income of $13.3 million.
7.    Income Taxes
Income tax provision for the three and nine months ended September 30, 2026 and 2025 was calculated using a discrete approach. This methodology was used because changes in the Company’s results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate.
For the three months ended September 30, 2026, the Company’s income tax expense was $2.1 million, which included the impact of changes in valuation allowances recorded against deferred tax assets, certain discrete tax items and other non-deductible expenses, on pre-tax income of $5.3 million. This compares to an income tax expense of $1.4 million, which included the impact of changes in valuation allowances recorded against deferred tax assets, certain discrete tax items and other non-deductible expenses, on pre-tax income of $3.3 million for the three months ended September 30, 2025.
For the nine months ended September 30, 2026, the Company’s income tax expense was $6.3 million, which included the impact of changes in valuation allowances recorded against deferred tax assets, certain discrete tax items and other non-deductible expenses, on pre-tax income of $16.4 million. This compares to an income tax expense of $3.9 million, which included the impact of changes in valuation allowances recorded against deferred tax assets, certain discrete tax items and other non-deductible expenses, on pre-tax income of $11.8 million for the nine months ended September 30, 2025.
8.    Net Income (Loss) Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net income per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerators:
Net income	$3,116	$1,900	$10,134	$7,869
Less: Income attributable to unvested restricted stock awards	(106)	(69)	(346)	(281)
Numerator for basic net income per share	3,010	1,831	9,788	7,588
Effect of dilutive securities:
Unvested restricted stock awards	—	—	1	—
Numerator for diluted net income per share	$3,010	$1,831	$9,789	$7,588

Denominators:
Weighted average number of common shares outstanding	60,166	60,182	60,213	61,213
Less: Weighted average number of unvested restricted stock awards outstanding	(2,087)	(2,236)	(2,099)	(2,124)
Denominator for basic net income per share	58,079	57,946	58,114	59,089
Effect of dilutive securities:
Shares issuable upon conversion of 2026 Notes	—	—	176	—
Performance share units	170	70	162	55
Denominator for diluted net income per share	58,249	58,016	58,452	59,144

Net income per share:
Basic	$0.05	$0.03	$0.17	$0.13
Diluted	0.05	0.03	0.17	0.13
Shares issuable upon conversion of the Company’s 2026 Notes were excluded from three and nine months ended September 30, 2025 due to, among other factors, the Company’s share price.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.    Long-Term Incentive Compensation
The following table presents a summary of activity for service-based restricted stock and stock unit awards, and performance-based stock unit awards for the nine months ended September 30, 2026 (in thousands):

	Service-based Restricted Stock	Performance- and Service-based Stock Units
Outstanding – December 31, 2025	2,159	834
Granted	1,292	160
Vested and distributed	(1,020)	(139)
Forfeited	(380)	—
Outstanding – September 30, 2026	2,051	855
Weighted average grant date fair value (2026 awards)	$10.32	$9.89
The restricted stock program consists of a combination of service-based restricted stock and stock units, as well as performance-based stock units. Service-based restricted stock awards generally vest on a straight-line basis over a term of three years. Service-based stock unit awards (197 thousand outstanding as of September 30, 2026) vest over one year, with the underlying shares issued at a specified future date. Performance-based stock unit awards generally vest at the end of a three-year period, with the number of shares ultimately issued under the program dependent upon achievement of predefined specific performance objectives based on the Company’s cumulative EBITDA over a three-year period.
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
Stock-based compensation expense recognized during the three and nine months ended September 30, 2026 totaled $3.7 million and $8.6 million, respectively. Stock-based compensation expense recognized during the three and nine months ended September 30, 2025 totaled $1.9 million and $5.8 million, respectively. As of September 30, 2026, there was $12.7 million of pre-tax compensation costs related to service-based and performance-based stock awards, which will be recognized in future periods as vesting conditions are satisfied.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.    Segments and Related Information
The Company operates through three operating segments: Offshore Manufactured Products, Completion and Production Services and Downhole Technologies. Financial information by operating segment as of and for the three and nine months ended September 30, 2026 and 2025 is summarized in the following tables (in thousands).

	Three Months Ended September 30, 2026
	Offshore Manufactured Products	Completion and Production Services	Downhole Technologies	Corporate(1)	Total
Revenues	$104,384	$23,159	$42,221	$—	$169,764

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	77,540	16,064	36,470	—	130,074
Selling, general and administrative expense	8,172	1,041	2,275	12,506	23,994
Depreciation and amortization expense	3,938	2,401	1,438	269	8,046
Impairments of assets held for sale	—	—	—	—	—
Other operating (income) expense net	(61)	123	(107)	1,360	1,315
	89,589	19,629	40,076	14,135	163,429
Operating income (loss)	$14,795	$3,530	$2,145	$(14,135)	$6,335

Capital expenditures	$1,410	$1,423	$355	$22	$3,210
________________
(1)Operating loss included charges of $2.2 million primarily related to the exit of facilities classified as assets held for sale (within other operating (income) expense, net) and $3.3 million in executive transition costs (within selling, general and administrative expenses).

	Nine Months Ended September 30, 2026
	Offshore Manufactured Products	Completion and Production Services	Downhole Technologies	Corporate(1)	Total
Revenues	$288,527	$68,931	$114,328	$—	$471,786

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	210,274	49,149	100,191	—	359,614
Selling, general and administrative expense	25,095	3,713	5,370	32,967	67,145
Depreciation and amortization expense	11,810	7,352	4,483	651	24,296
Impairments of assets held for sale	—	—	—	1,384	1,384
Other operating (income) expense, net	(1,795)	(2,220)	(153)	1,190	(2,978)
	245,384	57,994	109,891	36,192	449,461
Operating income (loss)	$43,143	$10,937	$4,437	$(36,192)	$22,325

Capital expenditures	$3,920	$5,109	$980	$341	$10,350
Total assets (as of September 30, 2026)	$534,970	$89,603	$170,736	$49,294	$844,603
________________
(1)Operating loss included a $4.1 million gain associated with the sale of a previously idled facility held for sale and $6.1 million of costs primarily related to the exit of facilities classified as assets held for sale (both within other operating (income) expense, net), $5.0 million in executive transition costs (within selling, general and administrative expenses) and $1.4 million in asset impairment charges associated with assets held for sale.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended September 30, 2025
	Offshore Manufactured Products(1)	Completion and Production Services(2)	Downhole Technologies	Corporate(3)	Total
Revenues	$108,627	$27,525	$29,028	$—	$165,180

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	78,234	22,411	28,001	—	128,646
Selling, general and administrative expense	8,485	1,422	1,816	9,033	20,756
Depreciation and amortization expense	3,958	4,089	3,978	103	12,128
Impairments of operating lease assets	—	—	—	—	—
Other operating (income) expense, net	347	(1,345)	(100)	—	(1,098)
	91,024	26,577	33,695	9,136	160,432
Operating income (loss)	$17,603	$948	$(4,667)	$(9,136)	$4,748

Capital expenditures	$4,615	$3,763	$180	$148	$8,706
________________
(1)Operating income included charges of $0.6 million primarily associated with the consolidation and relocation of certain manufacturing and service locations.
(2)Operating income included $2.7 million of facility exit and other charges.
(3)Operating loss included $0.3 million of severance charges.

	Nine Months Ended September 30, 2025
	Offshore Manufactured Products(1)	Completion and Production Services(2)	Downhole Technologies(3)	Corporate(4)	Total
Revenues	$307,809	$91,468	$91,247	$—	$490,524

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	220,453	72,909	83,301	—	376,663
Selling, general and administrative expense	26,595	5,435	5,814	28,423	66,267
Depreciation and amortization expense	11,269	12,444	12,012	326	36,051
Impairments of operating lease assets	—	403	955	—	1,358
Other operating (income) expense, net	624	(6,051)	(52)	—	(5,479)
	258,941	85,140	102,030	28,749	474,860
Operating income (loss)	$48,868	$6,328	$(10,783)	$(28,749)	$15,664

Capital expenditures	$17,441	$9,113	$1,399	$233	$28,186
Total assets (as of September 30, 2025)	$555,097	$133,271	$258,384	$65,567	$1,012,319
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following tables provide supplemental disaggregated revenue from contracts with customers by operating segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Three Months Ended September 30
Project-driven:
Products	$57,725	$67,729	$—	$—	$—	$—	$57,725	$67,729
Services	34,594	30,172	—	—	—	—	34,594	30,172
Total project-driven	92,319	97,901	—	—	—	—	92,319	97,901
Military and other products	12,065	10,726	—	—	—	—	12,065	10,726
Short-cycle products and services	—	—	23,159	27,525	42,221	29,028	65,380	56,553
	$104,384	$108,627	$23,159	$27,525	$42,221	$29,028	$169,764	$165,180

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Nine Months Ended September 30
Project-driven:
Products	$161,566	$195,506	$—	$—	$—	$—	$161,566	$195,506
Services	97,724	82,503	—	—	—	—	97,724	82,503
Total project-driven	259,290	278,009	—	—	—	—	259,290	278,009
Military and other products	29,237	29,800	—	—	—	—	29,237	29,800
Short-cycle products and services	—	—	68,931	91,468	114,328	91,247	183,259	182,715
	$288,527	$307,809	$68,931	$91,468	$114,328	$91,247	$471,786	$490,524
Revenues from products and services transferred to customers over time accounted for approximately 61% and 63% of consolidated revenues for the nine months ended September 30, 2026 and 2025, respectively. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of September 30, 2026, the Company had $381 million of backlog related to contracts with an original expected duration of greater than one year. Approximately 12% of this backlog is expected to be recognized as revenue over the remainder of 2026, with an additional 37% recognized in 2027 and the balance thereafter.
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

Recent Developments
Brent and WTI crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2026(2)	$80.72	$102.63	$96.30
2025	75.87	68.07	69.03	$63.65	$69.14
WTI Crude (per bbl)
2026(2)	$72.74	$95.65	$87.12
2025	71.78	64.57	65.78	$59.62	$65.39
Henry Hub Natural Gas (per MMBtu)
2026	$4.71	$2.95	$2.87
2025	4.14	3.19	3.03	$3.73	$3.52
________________
(1)Source: U.S. Energy Information Administration (spot prices).
(2)On October 23, 2026, the spot price per barrel of Brent and WTI crude oil closed at $128.30 and $109.72, respectively.
The spot price per barrel of Brent crude oil averaged $96 in the third quarter of 2026, an increase of $33, or 51%, from the fourth quarter of 2025 following the escalation of military actions in the Middle East in late-February 2026. Despite the increases in crude oil prices, these evolving military actions have resulted in customer delays in project awards, cost increases and supply-chain and logistical constraints in the Middle East region, which have negatively impacted demand for our products and services in the area and limited our access to and increased the price of certain raw materials and other products used in our operations during the first nine months of 2026. The conflict has also resulted in damage to crude oil refining and storage facilities and severely limited tanker access to the region, causing operators to shut in or limit crude oil production. Continuation or expansion of these military hostilities and export constraints in the Middle East will likely negatively impact our results of operations over the balance of 2026 and beyond. As a major oil producer, Iran’s involvement has heightened concerns over potential supply disruptions and transportation risks, contributing to significant volatility in global oil and natural gas prices. In particular, the restriction or cessation of maritime traffic through the Strait of Hormuz has significantly depressed the global supply of oil and natural gas, resulting in increased volatility and overall elevated prices, as well as causing overall disruptions in global commodities markets. While the ultimate impact and magnitude of these disruptions is currently unknown, a prolonged interruption to the global commodities markets has the potential to materially adversely affect our business and operations and those of our suppliers and customers. Further, in April 2026, the United Arab Emirates (“UAE”) announced that it was withdrawing from OPEC, and as a result, would no longer be subject to OPEC imposed production controls. While no other countries have yet followed the UAE in leaving OPEC, increased oil and gas production from the UAE, along with any other country that may leave OPEC, could increase global oil and gas supply, resulting in lower oil and gas prices.
In addition, the imposition of broad-based trade tariffs by the United States has led to ongoing uncertainty regarding the future effect of reciprocal and other trade tariffs on the global economy. These factors have negatively impacted the demand for and pricing of our products and services provided to the U.S. land-based market and have increased the cost of certain products we manufacture in the United States.
We implemented certain initiatives in 2025, which have continued into 2026, to optimize our operations and improve future returns. These actions were concentrated in our U.S. land-focused service operations and included: the consolidation, relocation and exit of certain operating locations; the exit of certain service offerings; the exit of previously closed facilities; and reductions in our U.S. workforce. We also assessed the carrying value of certain long-lived and other assets based on the industry outlook regarding overall demand for and pricing of our products and services, market competitiveness and management decisions. As a result of these events, actions and assessments, our reported pre-tax results for the first nine months of 2026 included $6.3 million of costs associated primarily with facility exits as well as $1.4 million in non-cash asset impairment charges.
On January 28, 2026, we entered into an amended and restated cash-flow based credit agreement (the “Cash Flow Credit Agreement”) providing for original aggregate lender commitments of up to: $75.0 million under a revolving credit facility (the “Revolving Credit Facility”) and $50.0 million under a multi-draw term loan facility, which was available for a six-month period (the “Term Loan Facility”). The Cash Flow Credit Agreement replaced our existing asset-based credit agreement (the “ABL Agreement”). In July 2026, we borrowed $20.0 million under the Term Loan Facility, and the remaining lender commitments under the Term Loan Facility lapsed. See Note 4, “Long-Term Debt,” to the Unaudited Condensed

Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the Cash Flow Credit Agreement.
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
During the first nine months of 2026, we purchased 1,053,670 shares of our common stock at a total cost of $9.1 million under a Board of Director authorized stock repurchase program, which expired October 24, 2026. On October 29, 2026, our Board of Directors authorized a new $50 million common stock repurchase program, which expires in October 2028.
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
Crude oil and natural gas prices and levels of demand for crude oil and natural gas are likely to remain highly volatile due to numerous factors, including, but not limited to: geopolitical conflicts in the Middle East and Europe, along with associated international tensions; the moderate perceived risk of a global economic recession; the levels of domestic or international crude oil and natural gas production; technological advancements; consolidation of oil and gas producers; changes in governmental rules and regulations; sanctions; tariffs; the willingness of operators to invest capital in the exploration for and development of resources; use of alternative fuels; improved vehicle fuel efficiency; timing of capital investments in alternative energy sources; a more sustained movement to electric vehicles; and the potential for ongoing supply/demand imbalances.
Our Offshore Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas drilling, completion and production systems and facilities globally, as well as certain products and services to the military and industrial markets. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers’ longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 90% of our Offshore Manufactured Products segment’s sales in the first nine months of 2026 were driven by our customers’ capital spending for products and services used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as “project-driven products and services”). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies and state-run national oil companies) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to change based on short-term fluctuations in the price of crude oil and natural gas. Deepwater oil and gas development projects may also be impacted by federal legislative and regulatory actions, including the OBBBA, which mandates that the Bureau of Ocean Energy Management conduct at least two offshore lease sales annually, of a minimum of 80 million acres (if available), in the Central and Western Gulf of America Planning Areas for the next 15 years. Additionally, we are investing in research and product development (and have been awarded select contracts and are bidding on additional projects) to facilitate the development of alternative energy sources, including offshore wind and deep-sea mineral gathering opportunities.
Backlog reported by our Offshore Manufactured Products segment increased to $482 million as of September 30, 2026 from $435 million as of December 31, 2025. Bookings totaled $135 million in the third quarter of 2026, yielding a quarterly book-to-bill ratio of 1.3x (1.2x year-to-date). The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2026	$430	$451	$482	—
2025	357	363	399	$435
2024	305	300	313	311

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

	As of October 23, 2026	Average for the
		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
United States Rig Count:
Land – Oil	447	438	403	413	441
Land – Natural gas and other	142	138	121	136	110
Offshore	14	13	16	15	15
	603	589	540	564	566
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
Unaudited Consolidated Results of Operations
The following summarizes our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Variance	2026	2025	Variance
Revenues:
Products	$109,845	$106,492	$3,353	$301,178	$314,385	$(13,207)
Services	59,919	58,688	1,231	170,608	176,139	(5,531)
	169,764	165,180	4,584	471,786	490,524	(18,738)
Costs and expenses:
Product costs	88,639	85,561	3,078	240,730	249,826	(9,096)
Service costs	41,435	43,085	(1,650)	118,884	126,837	(7,953)
Cost of revenues (exclusive of depreciation and amortization expense presented below)	130,074	128,646	1,428	359,614	376,663	(17,049)
Selling, general and administrative expenses	23,994	20,756	3,238	67,145	66,267	878
Depreciation and amortization expense	8,046	12,128	(4,082)	24,296	36,051	(11,755)
Impairments of operating lease assets	—	—	—	—	1,358	(1,358)
Impairments of assets held for sale	—	—	—	1,384	—	1,384
Other operating income, net	1,315	(1,098)	2,413	(2,978)	(5,479)	2,501
	163,429	160,432	2,997	449,461	474,860	(25,399)
Operating income	6,335	4,748	1,587	22,325	15,664	6,661

Interest expense, net	(1,308)	(1,773)	465	(2,991)	(5,043)	2,052
Other income (expense), net	226	362	(136)	(2,907)	1,136	(4,043)
Income before income taxes	5,253	3,337	1,916	16,427	11,757	4,670
Income tax provision	(2,137)	(1,437)	(700)	(6,293)	(3,888)	(2,405)
Net income	$3,116	$1,900	$1,216	$10,134	$7,869	$2,265

Net income per share:
Basic	$0.05	$0.03		$0.17	$0.13
Diluted	0.05	0.03		0.17	0.13

Weighted average number of common shares outstanding:
Basic	58,079	57,946		58,114	59,089
Diluted	58,249	58,016		58,452	59,144

Unaudited Segment Results of Operations
We manage and measure our business performance in three operating segments: Offshore Manufactured Products, Completion and Production Services and Downhole Technologies. Supplemental financial information by operating segment for the three and nine months ended September 30, 2026 and 2025 is summarized below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Variance	2026	2025	Variance
Revenues:
Offshore Manufactured Products
Project-driven:
Products	$57,725	$67,729	$(10,004)	$161,566	$195,506	$(33,940)
Services	34,594	30,172	4,422	97,724	82,503	15,221
	92,319	97,901	(5,582)	259,290	278,009	(18,719)
Military and other products	12,065	10,726	1,339	29,237	29,800	(563)
	104,384	108,627	(4,243)	288,527	307,809	(19,282)
Completion and Production Services	23,159	27,525	(4,366)	68,931	91,468	(22,537)
Downhole Technologies	42,221	29,028	13,193	114,328	91,247	23,081
	$169,764	$165,180	$4,584	$471,786	$490,524	$(18,738)

Operating income (loss):
Offshore Manufactured Products(1)	$14,795	$17,603	$(2,808)	$43,143	$48,868	$(5,725)
Completion and Production Services(2)	3,530	948	2,582	10,937	6,328	4,609
Downhole Technologies(3)	2,145	(4,667)	6,812	4,437	(10,783)	15,220
Corporate(4)	(14,135)	(9,136)	(4,999)	(36,192)	(28,749)	(7,443)
	$6,335	$4,748	$1,587	$22,325	$15,664	$6,661
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
(4)During the three and nine months ended September 30, 2026, we recognized: facility exit and other charges of $2.2 million and $6.1 million, respectively, primarily associated with assets held for sale; and $3.3 million and $5.0 million, respectively, of executive transition costs associated with the pending retirement of our former President and Chief Executive Officer. Additionally, during the nine months ended September 30, 2026, we recognized a non-cash impairment charge of $1.4 million associated with assets held for sale and a $4.1 million gain associated with the sale of a previously idled facility. During the three and nine months ended September 30, 2025, we recognized severance charges of $0.3 million within Corporate operations
For further discussion of charges and credits recognized during the three and nine months ended September 30, 2026 and 2025, see Note 2, “Charges and Credits,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
We reported net income for the three months ended September 30, 2026 of $3.1 million, or $0.05 per share. The reported third quarter net income included net charges of $5.5 million ($5.4 million after tax, or $0.09 per share) associated primarily with executive transition and the continued exit of U.S. land-based facilities. These results compare to net income for the three months ended September 30, 2025 of $1.9 million, or $0.03 per share, which included charges of $3.6 million ($2.8 million after tax, or $0.05 per share) associated primarily with the exit of U.S. land-based facilities and personnel reductions.
Our results of operations for the third quarter of 2026 reflect the impact of delays in capital investments by our offshore and international customers, disruptions resulting from the military conflict in Iran and management’s decisions to exit certain land-based locations and service offerings in the United States.
Revenues. Consolidated total revenues in the third quarter of 2026 increased $4.6 million, or 3%, from the third quarter of 2025 due primarily to higher customer demand for perforating and completion products partially offset by lower project-driven product sales and our exit of underperforming service offerings and facilities over the past 15 months. Excluding the impact of exited operations, consolidated revenues increased $6.9 million, or 4%, year-over-year.
Consolidated product revenues in the third quarter of 2026 increased $3.4 million, or 3%, from the third quarter of 2025, with the impact of higher customer demand for perforating and completion products substantially offset by lower project-driven product sales. Consolidated service revenues in the third quarter of 2026 increased $1.2 million, or 2%, from the third quarter of 2025, with higher project-driven service activity substantially offset by the impact of our exit of certain underperforming U.S. land-based service offerings and lower customer activity in the Middle East.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended September 30, 2026 and 2025 (in thousands):

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
Three Months Ended September 30	2026	2025	2026	2025	2026	2025	2026	2025
Project-driven:
Products	$57,725	$67,729	$—	$—	$—	$—	$57,725	$67,729
Services	34,594	30,172	—	—	—	—	34,594	30,172
Total project-driven	92,319	97,901	—	—	—	—	92,319	97,901
Military and other products	12,065	10,726	—	—	—	—	12,065	10,726
Short-cycle:
Products	—	—	—	—	40,055	28,037	40,055	28,037
Services	—	—	23,159	27,525	2,166	991	25,325	28,516
Total short-cycle	—	—	23,159	27,525	42,221	29,028	65,380	56,553
	$104,384	$108,627	$23,159	$27,525	$42,221	$29,028	$169,764	$165,180
By destination:
Offshore and international	$98,625	$102,660	$12,632	$12,984	$10,495	$7,712	$121,752	$123,356
U.S. land	5,759	5,967	10,527	14,541	31,726	21,316	48,012	41,824
	$104,384	$108,627	$23,159	$27,525	$42,221	$29,028	$169,764	$165,180

As a percentage of total:
Offshore and international	72%	75%
U.S. land	28%	25%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) in the third quarter of 2026 increased $1.4 million, or 1%, compared to the level reported in the third quarter of 2025.
Consolidated product costs in the third quarter of 2026 increased $3.1 million, or 4%, from the third quarter of 2025 due to the increase in revenues and a shift in product mix. Consolidated service costs in the third quarter of 2026 decreased $1.7 million, or 4%, from the third quarter of 2025, due primarily to strategic actions implemented in our U.S. land-based operations to improve reported results.

Selling, General and Administrative Expense. Selling, general and administrative expense was $24.0 million in the third quarter of 2026, which included $3.3 million of executive transition costs associated with the pending retirement of our former President and Chief Executive Officer. This compares to an expense of $20.8 million in the third quarter of 2025. See Note 2, “Charges and Credits,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion of executive transition costs.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $4.1 million, or 34%, in the third quarter of 2026 compared to the prior-year quarter due primarily to the impact of asset impairments recorded in the fourth quarter of 2025. Note 10, “Segments and Related Information,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q presents depreciation and amortization expense by segment.
Other Operating Income, Net. Other operating income, net primarily includes gains and losses recognized on the sale of property and equipment and costs related to assets held for sale within Corporate in 2026. In the third quarter of 2026, we recognized $2.2 million of costs primarily related to the continued exit of facilities offset by gains totaling $0.9 million recognized in connection with the disposal of assets held for sale. During the third quarter of 2025, we recognized gains of $1.4 million associated with the sale of assets.
Operating Income (Loss). Our consolidated operating income was $6.3 million in the third quarter of 2026, which included $3.3 million in executive transition costs and $2.2 million in charges primarily associated with the continued exit of facilities. This compares to third quarter 2025 consolidated operating income of $4.7 million, which included $3.6 million of charges associated with facility exits and other management actions. Excluding these charges, operating income increased by $3.5 million year-over-year, driven primarily by a $4.1 million decrease in depreciation and amortization expense partially offset by a $0.6 million reduction in gains on the sale of assets.
Interest Expense, Net. Net interest expense decreased $0.5 million in the third quarter of 2026, compared to the same period of 2025, driven primarily by the reduction in the level of outstanding debt.
Income Tax. For the three months ended September 30, 2026, our income tax provision was $2.1 million, which included the impact of changes in valuation allowances recorded against deferred tax assets, certain discrete tax items and other non-deductible expenses, on pre-tax income of $5.3 million. This compares to an income tax provision of $1.4 million, which included the impact of changes in valuation allowances recorded against deferred tax assets, certain discrete tax items and other non-deductible expenses, on pre-tax income of $3.3 million for the three months ended September 30, 2025.
Other Comprehensive Loss. Reported comprehensive income is the sum of reported net income and other comprehensive loss. Other comprehensive loss was $0.6 million in the third quarter of 2026 compared to other comprehensive loss of $1.3 million in the third quarter of 2025 due to fluctuations in currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our operating segments. For the three months ended September 30, 2026 and 2025, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil. During the third quarter of 2026, the exchange rate for the British pound was flat compared to the U.S. dollar while the Brazilian real weakened compared to the U.S. dollar. In the third quarter of 2025, the exchange rate for the British pound weakened compared to the U.S. dollar while the Brazilian real strengthened compared to the U.S. dollar.
Segment Operating Results
Offshore Manufactured Products
Revenues. Our Offshore Manufactured Products segment revenues decreased $4.2 million, or 4%, in the third quarter of 2026 compared to the third quarter of 2025 due to lower project-driven product sales, partially offset by the impact of a $4.4 million increase in service activity.
Operating Income. Our Offshore Manufactured Products segment reported operating income of $14.8 million in the third quarter of 2026. This compares to operating income in the third quarter of 2025 of $17.6 million. The $2.8 million decline in operating income was driven primarily by the revenue decline and an unfavorable shift in product and service mix.
Backlog. Backlog in our Offshore Manufactured Products segment totaled $482 million as of September 30, 2026, with third quarter 2026 bookings of $135 million and a quarterly book-to-bill ratio of 1.3x.

Completion and Production Services
Revenues. Our Completion and Production Services segment revenues decreased $4.4 million, or 16%, in the third quarter of 2026 compared to the prior-year period, driven primarily by the exit of underperforming U.S. land-based service offerings and facilities and lower customer activity in the Middle East. Excluding the impact of exited operations, revenues declined $2.1 million, or 8%, year-over-year.
Operating Income. Our Completion and Production Services segment reported operating income of $3.5 million in the third quarter of 2026. This compares to operating income of $0.9 million in the third quarter of 2025, which included charges totaling $2.7 million associated primarily with the exit of service locations. Excluding these 2025 charges, the Completion and Production Services segment’s operating income declined $0.1 million from the prior-year period, with a $1.7 million reduction in depreciation and amortization expense, substantially offset by a $1.4 million reduction in gains on the sale of assets.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues increased $13.2 million, or 45%, in the third quarter of 2026 from the prior-year period, driven by higher demand for perforating and completion products – due in part to recent product introductions.
Operating Income (Loss). Our Downhole Technologies segment reported operating income of $2.1 million in the third quarter of 2026. This compares to an operating loss of $4.7 million in the third quarter of 2025. The $6.8 million year-over-year improvement was driven primarily by the reported increase in revenues and a $2.5 million reduction in depreciation and amortization expense.
Corporate
Operating Loss. Corporate expenses totaled $14.1 million in the third quarter of 2026, which included $3.3 million of executive transition costs and $1.6 million in charges associated primarily with ongoing actions to monetize assets held for sale. This compares to Corporate expenses of $9.1 million in the third quarter of 2025 which included $0.3 million of severance charges. Excluding charges, Corporate expenses were comparable to the prior-year period.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
We reported net income for the nine months ended September 30, 2026 of $10.1 million, or $0.17 per share. The reported net income included net charges of $12.1 million ($11.9 million after tax, or $0.21 per share) associated primarily with the continued exit of certain of our U.S. land-based facilities, executive transition and debt extinguishment, partially offset by a gain on facility disposal. These results compare to net income for the nine months ended September 30, 2025 of $7.9 million, or $0.13 per share, which included net charges of $7.8 million ($6.1 million after tax, or $0.10 per share) associated with the restructuring of certain of our U.S. land-based operations, facility consolidations and closures, and personnel reductions, partially offset by gains associated with debt extinguishment.
Our results of operations for the first nine months of 2026 reflect the impact of management’s decisions to exit certain land-based locations and service offerings in the United States, delays in capital investments by our offshore and international customers, disruptions resulting from the military conflict in Iran and increased U.S. trade tariffs.
Revenues. Consolidated total revenues in the first nine months of 2026 decreased $18.7 million, or 4%, from the first nine months of 2025 driven primarily by our exit of underperforming service offerings and locations in 2025. Excluding the impact of exited operations, consolidated revenues increased $1.3 million.
Consolidated product revenues in the first nine months of 2026 decreased $13.2 million, or 4%, from the first nine months of 2025, due to lower project-driven crane, connector, drilling and valve product sales partially offset by higher perforating and completion product revenues. Consolidated service revenues in the first nine months of 2026 decreased $5.5 million, or 3%, from the first nine months of 2025. This decrease was driven by the exit of underperforming U.S. land-based service offerings and lower customer activity in the Middle East, partially offset by higher project-driven service activity. Excluding the impact of exited operations, consolidated service revenues increased $14.5 million, or 9%, year-over-year.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the nine months ended September 30, 2026 and 2025 (in thousands):

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
Nine Months Ended September 30	2026	2025	2026	2025	2026	2025	2026	2025
Project-driven:
Products	$161,566	$195,506	$—	$—	$—	$—	$161,566	$195,506
Services	97,724	82,503	—	—	—	—	97,724	82,503
Total project-driven	259,290	278,009	—	—	—	—	259,290	278,009
Military and other products	29,237	29,800	—	—	—	—	29,237	29,800
Short-cycle:
Products	—	—	—	—	110,375	89,079	110,375	89,079
Services	—	—	68,931	91,468	3,953	2,168	72,884	93,636
Total short-cycle	—	—	68,931	91,468	114,328	91,247	183,259	182,715
	$288,527	$307,809	$68,931	$91,468	$114,328	$91,247	$471,786	$490,524
By destination:
Offshore and international	$269,636	$287,521	$35,832	$37,852	$32,551	$23,334	$338,019	$348,707
U.S. land	18,891	20,288	33,099	53,616	81,777	67,913	133,767	141,817
	$288,527	$307,809	$68,931	$91,468	$114,328	$91,247	$471,786	$490,524

As a percentage of total:
Offshore and international	72%	71%
U.S. land	28%	29%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) in the first nine months of 2026 decreased $17.0 million, or 5%, compared to the first nine months of 2025.
Consolidated product costs in the first nine months of 2026 decreased $9.1 million, or 4%, compared to the first nine months of 2025 due primarily to reduction in revenues. Consolidated service costs in the first nine months of 2026 decreased $8.0 million, or 6%, compared to the first nine months of 2025, due to lower revenue levels and the strategic actions implemented in our U.S. land-based operations to improve reported results.

Selling, General and Administrative Expense. Selling, general and administrative expense totaled $67.1 million in the first nine months of 2026, which compares to expense of $66.3 million in the first nine months of 2025. This year-over-year increase is primarily associated with the $5.0 million in executive transition costs recognized in 2026 partially offset by reduced personnel levels and commissions.
Depreciation and Amortization Expense. Depreciation and amortization expense in the first nine months of 2026 decreased $11.8 million, or 33%, compared to the prior-year period due primarily to the impact of asset impairments recorded in the fourth quarter of 2025. Note 10, “Segments and Related Information,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q presents depreciation and amortization expense by segment.
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
Impairment of Assets Held for Sale. During the first nine months of 2026, management made a decision to sell additional equipment, which was reclassified to assets held for sale. The carrying value of these assets held for sale were reduced to their estimated fair value, resulting in the recognition of a $1.4 million non-cash impairment charge. See Note 2, “Charges and Credits,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Other Operating Income, Net. Other operating income, net primarily includes gains and losses recognized on the sale of property and equipment and costs related to assets classified as held for sale within Corporate in 2026. During the first nine months of 2026, we recognized $6.3 million of costs primarily related to the continued exit of facilities. Gains recognized on the sale of assets during the first nine months of 2026 and 2025 totaled $5.7 million and $6.2 million, respectively.
Operating Income. Our consolidated operating income was $22.3 million in the first nine months of 2026, which included charges totaling $6.3 million primarily associated with the continued exit of facilities, $5.0 million of executive transition costs and $1.4 million in non-cash asset impairment charges. This compares to a consolidated operating income of $15.7 million in the first nine months of 2025, which included $1.4 million in operating lease asset impairment charges as well as charges totaling $6.8 million associated with facility consolidations and exits and other management actions. Excluding these charges, operating results improved by $11.2 million year-over-year, driven by an $11.8 million decrease in depreciation and amortization expense and implemented cost reduction measures, partially offset by the impact of the decline in revenue.
Interest Expense, Net. Net interest expense totaled $3.0 million in the first nine months of 2026, which compares to $5.0 million in the first nine months of 2025. The year-over-year decline in net interest expense was driven primarily by the 2026 reduction in the average level of debt outstanding.
Other Income (Expense), Net. On April 1, 2026, we retired $52.7 million of outstanding principal of the 2026 Notes with a combination of $50.5 million in cash and the issuance of 529,428 shares of our common stock. With the election by substantially all holders of the outstanding 2026 Notes to convert the instruments into shares of our common stock at maturity, we recognized a pre-tax loss of $3.6 million associated with the extinguishment of the 2026 Notes at a premium in the second quarter of 2026. See Note 4, “Long-Term Debt,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the extinguishment of the 2026 Notes.
Income Tax. For the first nine months of 2026, our income tax provision was $6.3 million, which included the impact of changes in valuation allowances recorded against deferred tax assets, certain discrete tax items and other non-deductible expenses, on pre-tax income of $16.4 million. This compares to an income tax provision of $3.9 million, which included the impact of certain discrete tax items and other non-deductible expenses, on pre-tax income of $11.8 million for the first nine months of 2025.

Other Comprehensive Income (Loss). Reported comprehensive income is the sum of reported net income and other comprehensive income (loss). Other comprehensive loss was $1.1 million in the first nine months of 2026 compared to other comprehensive income of $13.3 million in the first nine months of 2025 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For the first nine months of 2026 and 2025, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the first nine months of 2026, the exchange rate for the British pound weakened compared to the U.S. dollar while the Brazilian real strengthened compared to the U.S. dollar. This compares to the first nine months of 2025, when the exchange rates for both the British pound and the Brazilian real strengthened compared to the U.S. dollar.
Segment Operating Results
Offshore Manufactured Products
Revenues. Our Offshore Manufactured Products segment revenues declined $19.3 million, or 6%, in the first nine months of 2026 compared to the first nine months of 2025 due primarily to lower sales of project-driven crane, connector, drilling and valve products, partially offset by a $15.2 million increase in service activity.
Operating Income. Our Offshore Manufactured Products segment reported operating income of $43.1 million in the first nine months of 2026. This compares to operating income of $48.9 million in the first nine months of 2025. The $5.7 million decline in operating income was driven primarily by the revenue decline and an unfavorable shift in sales mix.
Backlog. Backlog in our Offshore Manufactured Products segment totaled $482 million as of September 30, 2026 compared to $435 million as of December 31, 2025. Bookings during the first nine months of 2026 were $334 million, yielding a book-to-bill ratio of 1.2x.
Completion and Production Services
Revenues. Our Completion and Production Services segment revenues decreased $22.5 million, or 25%, in the first nine months of 2026 compared to the first nine months of 2025, driven primarily by the exit of underperforming U.S. land-based service offerings and facilities. Excluding the impact of exited operations, revenues decreased $2.5 million year-over-year.
Operating Income. Our Completion and Production Services segment reported operating income of $10.9 million in the first nine months of 2026. This compares to operating income of $6.3 million in the first nine months of 2025, which included charges totaling $5.8 million primarily associated with the exit of service locations and personnel reductions. Excluding the 2025 charges, the Completion and Production Services segment’s operating results declined $1.2 million from the prior-year period, due primarily to a $5.5 million reduction in gains on the sale of assets, partially offset by a $5.1 million reduction in depreciation and amortization expense.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues increased $23.1 million, or 25%, in the first nine months of 2026 from the first nine months of 2025, driven by higher demand for perforating and completion products following our new product introductions.
Operating Income (Loss). Our Downhole Technologies segment reported an operating income of $4.4 million in the first nine months of 2026. This compares to an operating loss of $10.8 million reported in the first nine months of 2025, which included charges totaling $1.2 million primarily associated with the exit of a leased facility. Excluding the 2025 charges, the Downhole Technologies segment operating results improved $14.0 million year-over-year, driven by a $7.5 million reduction in depreciation and amortization expense and contributions from the revenue increase.
Corporate
Operating Loss. Corporate expenses totaled $36.2 million in the first nine months of 2026, which included gains of $5.0 million recognized on the sale of previously idled assets, costs totaling $6.1 million primarily associated with ongoing actions to monetize assets held for sale, $5.0 million of executive transition costs and a $1.4 million impairment of assets held for sale. This compares to Corporate expenses of $28.7 million in the first nine months of 2025, which included $0.3 million of severance charges. Excluding these items, Corporate expenses were comparable year-over-year.

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
Operating Activities
Cash flows used in operations totaled $2.8 million during the first nine months of 2026, compared to $55.0 million generated by operations during the first nine months of 2025.
During the first nine months of 2026, $44.2 million was used to fund net working capital increases, primarily due to an increase in inventories and a decrease in deferred revenue, partially offset by the favorable impact of decreases in income tax and customer receivables. During the first nine months of 2025, $9.9 million was provided by net working capital decreases, which includes increases in deferred revenues, accounts payable and accrued liabilities, partially offset by the unfavorable impact of increases in inventory and accounts receivable.
Investing Activities
Net cash provided by investing activities during the first nine months of 2026 totaled $1.7 million, compared to $14.5 million used in investing activities during the first nine months of 2025, with proceeds from asset sales more than offsetting capital expenditures in 2026.
Capital expenditures totaled $10.4 million and $28.2 million during the first nine months of 2026 and 2025, respectively. These investments were offset by proceeds from the sale of property, equipment and assets held for sale of $13.1 million and $13.8 million during the first nine months of 2026 and 2025, respectively.
Financing Activities
On January 28, 2026, we entered into the Cash Flow Credit Agreement (further discussed below), which replaced our existing ABL Agreement.
During the first nine months of 2026, net cash of $46.3 million was used in financing activities, which included the use of $50.5 million in cash to retire our 2026 Notes, net borrowings of $19.8 million under our Cash Flow Credit Agreement, the purchase of 1,053,670 shares of our common stock for $9.1 million, shares added to treasury stock as a result of net share settlements associated with the vesting of stock awards and payment of financing cost related to the Cash Flow Credit Agreement. This compares to $39.4 million of cash used in financing activities during the first nine months of 2025, which included the purchase of $20.8 million principal amount of our outstanding 2026 Notes for $20.3 million in cash, the repurchase of $16.2 million of our common stock and shares added to treasury stock as a result of net share settlements associated with the vesting of stock awards.
As of September 30, 2026, we had cash and cash equivalents totaling $22.9 million, $19.8 million in borrowings outstanding under our Cash Flow Credit Agreement and other debt of $1.9 million. Our reported interest expense included amortization of debt issuance costs of $1.5 million during the first nine months of 2026. For the first nine months of 2026, our contractual cash interest expense was $2.0 million, or approximately 8% of the average principal balance of debt outstanding.
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

Stock Repurchase Program. In October 2024, our Board of Directors authorized $50.0 million for repurchases of our common stock, par value $0.01 per share, through October 24, 2026. During the nine months ended September 30, 2026, $9.1 million in repurchases of common stock were made under this program.
On October 29, 2026, our Board of Directors authorized a new $50 million common stock repurchase program, which expires in October 2028. Subject to applicable securities laws, such purchases will be at such times and in such amounts as we deem appropriate.
Revolving Credit and Term Loan Facilities. On January 28, 2026, we entered into an amended and restated cash-flow based credit agreement with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto. This Cash Flow Credit Agreement provides for aggregate lender commitments of up to: $75.0 million under the Revolving Credit Facility and $50.0 million under the multi-draw Term Loan Facility, which was available for a six-month period. In July 2026, we borrowed $20.0 million under the Term Loan Facility and the remaining lender commitments under the Term Loan Facility lapsed. The Cash Flow Credit Agreement replaced the ABL Agreement discussed below and matures in January 2030. See Note 4, “Long-Term Debt,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the Cash Flow Credit Agreement.
Prior to entering into the Cash Flow Credit Agreement, our senior secured credit facility (the “ABL Agreement”) provided for a $100.0 million asset-based revolving credit facility under which credit availability was subject to a borrowing base calculation.
As of September 30, 2026, we had $19.8 million in borrowings outstanding under the Cash Flow Credit Agreement and $17.0 million of outstanding letters of credit, leaving $58.0 million available to be drawn.
As of September 30, 2026, the Company was in compliance with the financial covenants and restrictions under the Cash Flow Credit Agreement.
2026 Notes. We issued $135.0 million aggregate principal amount of the 2026 Notes pursuant to an indenture, dated as of March 19, 2021. On April 1, 2026, we retired $52.7 million of outstanding principal of the 2026 Notes, with a combination of $50.5 million of cash and the issuance of 529,428 shares of our common stock (with a fair value of $5.9 million). With the election by substantially all holders of the outstanding 2026 Notes to convert the instruments into shares of our common stock at maturity, we recognized a pre-tax loss of $3.6 million associated with the extinguishment of the 2026 Notes at a premium in the second quarter of 2026.
Our total debt represented 3% and 9% of our combined total debt and stockholders’ equity as of September 30, 2026 and December 31, 2025, respectively.
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
Off-Balance Sheet Arrangements. As of September 30, 2026, we had no off-balance sheet arrangements.
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
Interest Rate Risk. We have a revolving credit facility and a term loan facility that are subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2026, we had $19.8 million in floating-rate obligations outstanding under our Cash Flow Credit Agreement. The use of floating-rate obligations exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from September 30, 2026 levels, our consolidated interest expense would increase by $0.2 million annually.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first nine months of 2026, our reported foreign currency exchange gains were $0.4 million and are included in “other operating (income) expense, net” in the consolidated statements of operations.
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of our operating segments. Our accumulated other comprehensive loss increased $1.1 million from $66.3 million as of December 31, 2025 to $67.4 million as of September 30, 2026, due to changes in currency exchange rates. During the first nine months of 2026, the exchange rate for the British pound weakened by 2% compared to the U.S. dollar, while the Brazilian real strengthened by 5% compared to the U.S. dollar.
ITEM 4. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level.
(ii) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(b) None.
(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through July 31, 2026	—	$—	—	$19,597,354
August 1 through August 31, 2026	240,043	8.49	240,043	17,559,115
September 1 through September 30, 2026	230,086	8.55	230,086	15,592,643
Total	470,129	$8.52	470,129
________________
(1)Average price paid per share excludes the impact of excise taxes.
(2)In 2024, our Board of Directors authorized $50.0 million for repurchases of our common stock, par value $0.01 per share, through October 24, 2026. As of September 30, 2026, $34.4 million of share repurchases have been made under this authorization. On October 29, 2026, our Board of Directors authorized a new $50.0 million common stock repurchase program, which expires in October 2028.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, no director or executive officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K) related to securities of our company.

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
Amendment to Executive Agreement between Oil States International, Inc. and Lloyd A. Hajdik, effective July 9, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 13, 2026 (File No. 001-16337)).

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

OIL STATES INTERNATIONAL, INC.

Date:	October 30, 2026	By:	/s/ Matthew E. Autenrieth
Matthew E. Autenrieth
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)